Form 10-K
period 1993-12-31
TRANSAMERICA FINANCE CORP
filed 1994-03-15
CIK 99193

PAGE 1



                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               FORM 10-K

       (X) Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

For the fiscal year ended         Commission file number 1-6798
  December 31, 1993

                   Transamerica Finance Corporation
        (Exact name of registrant as specified in its charter)

                Delaware                        95-1077235
                ---------                      -----------
(State or other jurisdication             (I.R.S. Employer
  of incorporation or organization)       Identifcation No.)

         1150 South Olive Street
         Los Angeles, California                  90015
        -------------------------                 -----
(Address of principal executive offices)  (Zip Code)

  Registrant's telephone number, including area code:  (213) 742-4321

      Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
           Title of each class            on which registered
          --------------------            -----------------------

8-1/2% Notes Maturing at Holder's Option
  Annually on July 1 and due July 1, 2001   New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.               YES__X__    NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  (   )  Not Applicable

      All of the outstanding shares of the registrant's capital stock are owned by Transamerica Finance Group, Inc., which is wholly owned by Transamerica Corporation.

     Number of shares of common stock, $10 par value, outstanding as of close of business on March 14, 1994: 1,464,285.

       The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
PAGE 2
                (THIS PAGE INTENTIONALLY LEFT BLANK)

PAGE 3
                                PART I
ITEM 1.  BUSINESS

THE COMPANY

   Transamerica Finance Corporation, a wholly owned subsidiary of Transamerica Finance Group, Inc. ("TFG") which is a wholly owned subsidiary of Transamerica Corporation, is principally engaged in consumer lending, commercial lending and leasing operations. Unless the context indicates otherwise, the terms "Company" and "Registrant" as used herein refer to Transamerica Finance Corporation and its subsidiaries.

   Transamerica Corporation (Transamerica) is a financial services organization which engages through its subsidiaries in consumer lending, commercial lending, leasing, real estate services, life insurance and asset management. Transamerica was incorporated in Delaware in 1928.

   The Company was incorporated in Delaware in 1931 under the name Pacific Finance Corporation, as successor to a California corporation of the same name organized in 1920. In 1961, the Company became a wholly owned subsidiary of Transamerica Corporation, which in 1990 formed TFG to own all the Company's outstanding capital stock.

   On July 17, 1990, the Company acquired FIFSI, Inc. (dba NOVA Financial Services), a consumer lending subsidiary of First Interstate Bancorp, for $117,455,000 in cash and the assumption of $445,400,000 of liabilities. The transaction was accounted for as a purchase and the operations of NOVA Financial Services have been included in the Consolidated Statement of Operations from the date of acquisition.

   The Company provides funding for its subsidiaries' consumer lending, commercial lending and leasing operations and for the operations of certain wholly owned subsidiaries of TFG. Capital is allocated among the operations based on their capital needs. The operations are required to maintain prudent financial ratios consistent with other companies in their respective industries. The Company's total notes and loans payable were $7,031,503,000 at December 31, 1993 and
$6,589,576,000 at December 31, 1992. Variable rate debt was $3,970,484,000 at December 31, 1993 and $3,492,842,000 at
December 31, 1992. The ratio of debt to debt plus equity was 83% at December 31, 1993 and 82% at December 31, 1992.

  Transamerica Finance Corporation offers publicly, from time to time, senior or subordinated debt securities. Public debt issued totaled approximately $407,000,000 in 1993, $538,700,000 in 1992 and
$1,107,800,000 in 1991. Under a shelf registration filed with the Securities and Exchange Commission in 1991 to offer publicly up to $1,500,000,000 of senior or subordinated debt securities with varying terms, debt securities totaling $1,400,000,000 had been sold through December 31, 1993. In addition, under a registration statement filed in July 1993, the Company may offer up to $2,000,000,000 of senior or subordinated debt securities (which may include medium-term notes,) with varying terms, of which $1,853,000,000 remained unsold as of December 31, 1993.

   Liquidity is a characteristic of the Company's operations since the majority of the assets consist of finance receivables. Principal cash collections of finance receivables totaled $11,535,766,000 during 1993, $9,415,231,000 during 1992 and $8,375,018,000 during 1991.
PAGE 4
CONSUMER LENDING

GENERAL

   The Company's consumer lending services are provided by Transamerica Financial Services, headquartered in Los Angeles, California, which has 561 branch lending offices. Branch offices are located in the United States (548 in 41 states), Canada (11) and United Kingdom (2).

   Transamerica Financial Services makes both real estate secured and unsecured loans to individuals. The company's customers typically borrow to consolidate debt, finance home remodeling, pay for their children's college educations, make major purchases, take vacations, and for other personal uses.

  Transamerica Financial Services offers three principal loan products: fixed rate real estate secured loans, revolving real estate secured lines of credit and personal loans. The company's primary business is making fixed rate, home equity loans that generally range up to $200,000. Approximately 83% of the net finance receivables outstanding
at December  31,  1993  are secured by residential  properties.   Of
the Company's real estate portfolio, 50% is secured by first mortgages. Since 1991, the company has continued to broaden its receivable portfolio by expanding its revolving real estate secured lines of credit, its unsecured personal loan business and its purchase of retail finance contracts from dealers (i.e., appliances, furniture and services).

  When permitted by law, the consumer lending services offer to arrange credit life and disability insurance in connection with consumer instalment loans and generally require that property securing consumer loans be insured. The consumer lending operation receives a fee if it arranges such insurance. Credit life insurance satisfies the obligation  of  the  borrower  in the  event  of  death,  while  credit disability insurance satisfies the borrower's obligation to pay instalments during a period of disability. Property insurance insures the collateral against damage or loss. Beginning in April 1991, substantially all such insurance arranged for by the consumer lending operation was underwritten by subsidiaries of the Company's commercial lending operation.


Consumer Finance Receivables

   The following tables set forth the volume of consumer finance receivables acquired during the years indicated and the amount of consumer finance receivables outstanding at the end of each such year:


            VOLUME OF CONSUMER FINANCE RECEIVABLES ACQUIRED

                                          Years Ended December 31,
                              -------------------------------------------------
                                1993      1992      1991      1990      1989
                                ----      ----      ----      ----      ----
                                          (dollar amounts in thousands)
Consumer instalment loans:
(1)(2)
 Real estate secured(3)       $1,039,39 $1,120,54 $1,308,94 $1,800,20 $1,283,53
                                      4         9         1         4         8
                                    65%       72%       81%       87%       86%
 Other(4)                       524,241   436,521   310,607   276,240   194,126
                                    33%       28%       19%       13%       13%
                              --------- --------- --------- --------- ---------
                              1,563,635 1,557,070 1,619,548 2,076,444 1,477,664
                                    98%      100%      100%      100%       99%
Other finance receivables(5)     29,181     4,843     5,310     5,773     7,694
                                     2%                                      1%
                              --------- --------- --------- --------- ---------
 Total                        $1,592,81 $1,561,91 $1,624,85 $2,082,21 $1,485,35
                                      6         3         8         7         8
                                   100%      100%      100%      100%      100%
                              ========= ========= ========= ========= =========

- -----------------
(1)Includes balances refinanced.
(2)Includes $491,236,000 in 1990 related to the purchase of NOVA Financial Services (NOVA) on July 17, 1990 (real estate secured -$458,650,000; other instalment loans - $32,586,000).
(3)Includes only loans which at inception were at least 50% secured by residential real estate and which had an original advance over $10,000 ($6,000 prior to July 1, 1992). The 1993 and 1992 decreases were mainly due to sluggishness in the domestic economy and a weak real estate market, particularly in California.
(4)The increase in 1990 includes unsecured loans to executives and professionals related to the purchase of NOVA. Increases since 1990 reflect general expansion in the company's program of non-real estate secured loans.

PAGE 5

(5)The  increase  in  1993  resulted from expansion  into  the  retail  finance
   contract   business,   purchasing  principally  contracts   on   appliances,
   furniture  and  services.   The amounts for 1989  through  1992  principally
   represented automobiles leased to affiliated companies.

                        ----------------------

               CONSUMER FINANCE RECEIVABLES OUTSTANDING


                                                           As of December 31,
                                       1993         1992         1991         1990         1989
                                       ----         ----         ----         ----         ----
                                                     (dollar amounts in thousands)
Consumer instalment loans:
 Real Estate secured(1)              $3,214,468   $3,267,479   $3,268,918   $2,962,674   $2,836,152
                                            84%          87%          91%          91%          92%
 Other(2)                               595,284      482,819      334,304      291,248      229,218
                                            15%          13%           9%           9%           8%
                                      3,809,752    3,750,298    3,603,222    3,253,922    3,065,370
                                            99%         100%         100%         100%         100%
Other finance receivables(3)             22,276        6,355        7,503        9,193       10,230
                                             1%
                                      3,832,028    3,756,653    3,610,725    3,263,115    3,075,600
                                           100%         100%         100%         100%         100%
Less unearned finance charges
  and insurance premiums                  181,505      177,310      165,295      150,229      150,214

 Total net finance receivables(4)    $3,650,523   $3,579,343   $3,445,430   $3,112,886   $2,925,386

- ------------
(1)   See footnote 3 on preceding table.
(2)   See footnote 4 on preceding table.
(3)   See footnote 5 on preceding table.
(4)   Outstandings shown above excludes accounts in foreclosure and assets held for sale.


   Earned finance charges as a percentage of the average amount of net finance receivables outstanding during each of the years 1989 through 1993 were 18.3%, 18.2%, 18.0%, 17.9% and 17.5%.

   A summary of consumer instalment loan activity for the years indicated is as follows:

                                               Years Ended December 31,
                            --------------------------------------------------------
                                    1993        1992        1991        1990        1989
                                  ------      ------      ------      ------      ------
Volume by source:
 New borrowers                     45.5%       46.0%       38.4%       32.8%       32.2%
 Former borrowers                   15.6        10.5         8.2         8.4         9.0
 Renewals:
  Balances refinanced               19.6        21.9        27.4        29.1        27.2
  Additions to renewed
     balances                       19.3        21.6        26.0        29.7        31.6
                                  ------      ------      ------      ------      ------

    Total                         100.0%      100.0%      100.0%      100.0%      100.0%
                                  ======      ======      ======      ======      ======

Average size of loan made         $11,561     $13,489     $16,756     $17,989     $18,582
including renewals

Outstanding at end of year:
 Amount (in thousands)        $3,809,752  $3,750,298  $3,603,222  $3,253,922  $3,065,370
 Number                          251,457     219,911     195,377     183,825     174,768
 Average balance              $   15,151  $   17,054  $   18,442  $   17,701  $   17,540

PAGE 6

Delinquent Receivables

   The following table shows the ratio of consumer finance receivables which are contractually past due 60 days or more and 90 days or more to finance receivables outstanding for each category and in total as of the end of each of the years indicated:

                                                      As of December 31,
                                         ---------------------------------------------
                                          1993      1992      1991      1990      1989
                                         -----     -----     -----     -----     -----
Consumer instalment loans:
 Real estate secured:(1)
   60 days and over                      1.86%     1.84%     1.73%     1.49%     1.21%
   90 days and over                       1.20      1.10      0.94      0.81      0.62

 Other consumer instalment loans:
   60 days and over                       2.71      2.00      2.19      2.09      2.70
   90 days and over                       2.22      0.26      1.49      1.49      2.05
                                         -----     -----     -----     -----     -----

   Total consumer instalment loan
     60 days and over                     1.99      1.86      1.77      1.54      1.32
     90 days and over                     1.36      0.99      0.99      0.87      0.72
                                         -----     -----     -----     -----     -----

Other finance receivables:
   60 days and over                       3.96      0.09      0.14
   90 days and over                       2.30      0.05      0.07
                                         -----     -----     -----     -----     -----

   Total finance receivables:(2)(3)
     60 days and over                    2.00%     1.86%     1.76%     1.54%     1.32%
     90 days and over                    1.36%     0.99%     0.99%     0.87%     0.72%
                                         =====     =====     =====     =====     =====

- ------------
(1) Includes  only loans which at inception were at least 50% secured by  residential real  estate and which had an original advance over $10,000 ($6,000 prior to July
    1, 1992).
(2) The  increasing delinquency through 1993 was principally due to the  sluggishness in  the domestic economy and, in particular, the weakening in the California real estate market.
(3) Delinquency  statistics  shown above exclude accounts in foreclosure and assets held for sale.


Nonearning Receivables

   Nonearning consumer finance receivables, which are defined as those past due more than 29 days, amounted to $156,542,000 and $140,763,000 at December 31, 1993 and 1992. Payments received on nonearning receivables are applied to principal and interest according to the terms of the loan; however, accrued interest receivable and amortization of other finance charges are recognized in income only on accounts past due less than 30 days. During 1993, the gross amount of interest income that would have been recorded on receivables classified as nonearning at year end was $25,496,000 and the amount of interest on those loans that was recognized in income was $15,234,000.

Accounts in Foreclosure and Assets Held for Sale

   Generally, by the time an account secured by residential real estate becomes past due 90 days, foreclosure proceedings have begun, at which time the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs and are reclassified to assets held for sale. Accounts in foreclosure and repossessed assets held for sale totaled $214,665,000 at December 31, 1993 compared to $176,054,000 at December 31, 1992. The increase primarily reflects increased repossessions in California and longer disposal times due to its weak real estate market.
PAGE 7

Credit Loss Experience

   Certain information regarding credit losses on finance receivables for the consumer lending operation during the years indicated is set forth in the following table:


                                                          Years Ended December 31,
                                           -----------------------------------------------------
                                            1993        1992        1991        1990        1989
                                            -----       -----       -----       -----       -----
                                                        (dollar amounts in thousands)
Provision for credit losses charged
  to income                               $62,349     $47,985     $42,214     $35,617     $32,820

Credit losses (net of recoveries)(1)      $60,653     $42,961     $32,986     $25,757     $25,214

 Ratio to average net finance
    receivables outstanding:
  Consumer instalment loans:(2)
   Real estate secured                      1.35%       0.85%       0.78%       0.68%       0.74%
   Other                                     3.43        4.25        3.12        2.22        2.68
                                            -----       -----       -----       -----       -----

     Total consumer instalment
        loans                                1.67        1.22        1.00        0.80        0.91
  Other finance receivables                  0.35        0.11        0.25       (0.01)      (0.13)
                                            -----       -----       -----       -----       -----

     Total(2)                               1.67%       1.22%       1.00%       0.79%       0.91%
                                            =====       =====       =====       =====       =====

Allowance for losses at end of
  year(3)(4)                             $103,313    $101,195     $98,185     $88,535     $79,379
Ratio to net finance receivables
  outstanding(5)                            2.83%       2.83%       2.85%       2.85%       2.71%

- -------------

(1) Credit  losses  increased $17,692,000 (41%) in 1993 due to increased losses  on  real estate  secured instalment loans of $14,915,000 (56%) and on non-real estate  secured receivables  of $2,777,000 (17%).  Credit losses increased $9,975,000 (30%)  in  1992 due  to increased losses on real estate secured instalment loans of $3,221,000  (14%)
    and  on  non-real  estate  secured receivables of $6,754,000  (70%).   Credit  losses
    increased  $7,229,000 (28%) in 1991 due to increased losses on  real  estate  secured instalment  loans of $3,201,000 (16%) and on non-real estate secured  receivables  of
    $4,028,000  (71%).  The increases since 1990 in credit losses on real estate  secured loans  resulted  mainly from the continuing weakening of the California  real  estate
    market.   The  1993,  1992  and 1991 increases in credit losses  on  non-real  estate secured  loans  was caused by growth in the related outstandings and sluggishness  in the  domestic economy.  With the adoption in the fourth quarter of 1992 of a required new accounting rule, losses on the disposal of repossessed assets were classified  as operating  expenses  rather than as credit losses.  Data for  periods  prior  to  the fourth quarter of 1992 have not been reclassified.
(2) In the case of real estate secured loans, includes only loans which at inception were at  least  50%  secured by residential real estate and which had an original  advance over  $10,000  ($6,000 prior to July 1, 1992).  The changes in  ratios  were  due  to corresponding fluctuations in credit losses (see note 1 above).
(3) In  connection  with  the  acquisition of NOVA in 1990, the  company  established  an allowance for losses of $13,138,000 as of the date of purchase.
(4) In  connection with the nonrecourse sale of receivables described in Note M of  Notes to  Financial  Statements,  Item  8,  $13,842,000  was  transferred  to  Transamerica
    Financial Services Finance Co. in 1990.
(5) The   allowance   for   losses  as  a  percentage  of  receivables   outstanding   at
    December 31, 1990 was increased in response to the economic uncertainties due to  the decline  in  the  U.S. economy and the resulting slowdown in the residential  housing market.

PAGE 8
Offices and Employees

  The number of offices and employees of the Company in connection with its consumer lending operation as of the dates indicated were as follows:

                                 As of December 31,
                  -------------------------------------------------
                       1993      1992      1991      1990      1989
                       ----      ----      ----      ----      ----

Offices                 561       509       464       448       428
Employees             2,381     2,256     2,148     2,093     1,861

   The following table sets forth the geographical distribution of the Company's consumer lending offices at December 31, 1993:

                  No. of                              No. of
                 Offices                             Offices
                 -------                             -------
United States:                      United States:
 Alabama              15             New Jersey            5
 Arizona              20             New Mexico            6
 California          174             New York             26
 Colorado              9             North Carolina       12
 Connecticut           2             Ohio                 21
 Delaware              2             Oklahoma              6
 Florida              21             Oregon               10
 Georgia              14             Pennsylvania         23
 Hawaii                4             Rhode Island          1
 Idaho                 4             South Carolina        7
 Illinois             29             Tennessee             7
 Indiana              12             Texas                 5
 Iowa                  6             Utah                  4
 Kansas                2             Virginia             10
 Kentucky              8             Washington           22
 Louisiana             8             Wisconsin            10
 Maryland              9             Wyoming               1
 Massachusetts         3                                 ---
 Michigan              8
 Minnesota             5            Canada               548
 Mississippi           1            United Kingdom        11
 Missouri             11                                   2
 Nebraska              2                                 ---
 Nevada                3
                                       Total             561
                                                         ===

Competition

   The Company's consumer lending subsidiaries operate in a highly competitive industry, in many cases competing with companies and financial institutions with long established operating histories and substantial financial resources.

Regulation

   The Company's consumer lending operation is subject to various state and federal laws. Depending upon the type of lending, these laws may require licensing and certain disclosures and may limit the amounts, terms and interest rates that may be offered.
PAGE 9
COMMERCIAL LENDING

General

    The Company's commercial lending services are provided by Transamerica Commercial Finance Corporation ("Transamerica Commercial Finance"). Transamerica Commercial Finance operates from its executive office in Chicago, Illinois, as well as from 72 branch lending offices. Branch offices are located in the United States (47), Puerto Rico (15), Canada (6) and Europe (4).

   Transamerica Commercial Finance made a decision late in the fourth quarter of 1991 to exit the rent-to-own finance business, reduce lending to certain asset based lending lines, accelerate disposal of repossessed assets and liquidate receivables remaining from previously sold businesses. As a result of this action the commercial lending operation recognized a special after tax charge of $130,000,000.

   In conjunction with the decisions discussed above, Transamerica Commercial Finance's operations were reorganized into two core business units: inventory finance and business credit. The lending activities of these core businesses are discussed below.

Inventory Finance

   Inventory finance (also known as wholesale financing or floor plan financing) consists principally of financing dealers' purchases from distributors or manufacturers of goods for inventory. The products financed primarily include boats and other recreational equipment, television and stereo equipment, major appliances such as refrigerators, washers, dryers and air conditioners, and manufactured housing. Loan terms typically provide for repayment within 30 days following sale of the inventory by the borrower. After initial review of a borrower's credit worthiness, the ongoing management of credit risk in this area may include various monitoring techniques, such as periodic physical inventory checks and review of the borrower's sales, as well as maintenance of repurchase agreements with manufacturers which provides a degree of security in the event of slow moving or obsolete inventory.

Business Credit

  Business credit consists of secured loans, primarily revolving, to manufacturers, distributors and selected service businesses, including financial service companies. The loans are fully collateralized, with credit lines typically from $5,000,000 to $25,000,000 and terms ranging from three to five years. Actual borrowings are limited to specified percentages of the borrower's inventory, receivables and other eligible collateral which are regularly monitored to ascertain that outstandings are within approved limits and that the borrower is otherwise in compliance with the terms of the arrangement. The loans to financial service companies are secured by their respective finance receivable portfolios. The company manages its credit risk in this area by monitoring the quality of the borrower's loan portfolio and compliance with financial covenants.

Other

  The "Other" category of receivables includes furniture and appliance retail and finance operations in Puerto Rico and the liquidating portfolios of businesses the company has exited. Transamerica Commercial Finance also offers credit life and credit disability insurance in connection with the financing activities of both the consumer and commercial lending operations and to unrelated third party lenders. The unrelated insurance accounted for substantially all of the insurance subsidiaries' total premium volume in 1990, 64% in 1991, 45% in 1992 and 7% in 1993.
PAGE 10
Interest Rate Sensitivity

   As a result of the relatively short-term nature of its financings, Transamerica Commercial Finance is able to adjust its finance charges rather quickly in response to competitive factors and changes in its costs. However, the interest rates at which Transamerica Commercial Finance borrows funds for its businesses generally move more quickly than the rates at which it lends to customers. As a result, in rising interest rate environments, margins are normally compressed until interest rates restabilize. Conversely, in declining interest rate environments, margins are generally enhanced.

Acquisitions and Divestitures

   In March 1992, the commercial lending operation purchased for cash a business credit portfolio consisting of twelve manufacturer/distributor accounts with a net outstanding balance of $134,000,000. In September 1991, an inventory finance portfolio was purchased for cash, which comprised lending arrangements with over 700 manufactured housing and recreational product dealers with a net balance outstanding of $290,604,000. These transactions were funded with short-term debt.

   The commercial lending operation sold its automobile fleet leasing operation in 1990 and its commercial leasing and wholesale automobile financing operations in 1989. Finance receivables included in the assets sold totaled $45,478,000 in 1990 and $534,734,000 in 1989. Also in 1990, the insurance finance operations were dividended to TFG.

Commercial Finance Receivables

   The following tables set forth the volume of commercial finance receivables acquired during the years indicated and the amount of commercial finance receivables outstanding at the end of each such year:

           VOLUME OF COMMERCIAL FINANCE RECEIVABLES ACQUIRED

                                      Years Ended December 31,
                      ---------------------------------------------------------
                         1993        1992        1991        1990        1989
                      ----------  ----------  ----------  ----------  ----------
                                      (dollar amounts in thousands)

Inventory            $6,773,720  $6,225,899  $5,570,486  $6,029,587  $6,835,938
finance(1)
                            64%         72%         73%         64%         61%
Insurance                                                   714,918   1,402,434
finance(2)
                                                                 8%         12%
Business credit(3)    3,696,180   2,023,010   2,000,434   2,407,304   2,130,292
                            34%         23%         26%         26%         19%
                    ----------- ----------- ----------- ----------- -----------
  Core businesses    10,469,900   8,248,909   7,570,920   9,151,809  10,368,664
                            98%         95%         99%         98%         92%
Other(4)                170,705     427,909      84,139     194,338     907,468
                             2%          5%          1%          2%          8%
                    ----------- ----------- ----------- ----------- -----------

  Total             $10,640,605  $8,676,818  $7,655,059  $9,346,147 $11,276,132
                           100%        100%        100%        100%        100%
                    ===========  ==========  ==========  ========== ===========

Domestic             $9,296,240  $7,177,063  $5,589,008  $6,852,181  $8,638,213
                            87%         83%         73%         73%         77%
Foreign(5)            1,344,365   1,499,755   2,066,051   2,493,966   2,637,919
                            13%         17%         27%         27%         23%
                    ----------- ----------- ----------- ----------- -----------

  Total             $10,640,605  $8,676,818  $7,655,059  $9,346,147 $11,276,132
                           100%        100%        100%        100%        100%
                    ===========  ==========  ==========  ========== ===========

- -------------
(1) The 1993 increase reflects the overall improvement in the economy and increased sales and  marketing  programs  in the core business groups.  The  1992  increase  is  due  to improved  economic  conditions.  The decreases in 1991 and 1990  reflected  the  overall weak  economy and decline in consumer spending which supports the businesses  for  which the  company provides inventory financing.  Includes $290,604,000 in 1991 related to the purchase  of  lending  arrangements with manufactured housing and  recreational  product dealers.

PAGE 11

(2) 1990  includes  amounts  through  July  2,  1990,  the  date  the  insurance  finance subsidiaries were dividended to TFG.
(3) The 1993 increase reflects the overall improvement in the economy and increased sales and  marketing programs in the core business groups.  The volume increase in  1993  also reflects  a  shift  in focue from participating in loans to directly originating  loans.
    As  a  result,  advances  and  collections have increased.  1992  includes  $134,000,000 related  to  the  purchase  of a portfolio of manufacturer/distributor  business  credit
    arrangements.   The  1991 decrease is primarily attributable to  the  worsened  economic conditions  that  began  in 1990 and which particularly affected the  company's  working capital loan program for Canadian personal computer retail dealers.  The company made  a decision  late  in  the  fourth  quarter of 1991 to reduce  lending  to  that  class  of customers as part of its effort to focus on its core businesses.
(4) The 1992 increase mainly reflects additional borrowings by customers in certain asset based  lending lines, which were reclassified to the "other" category in 1991 (see  note
    3  on  table  below), prior to implementation or completion of work-out  or  liquidation
    arrangements.   The  1993 decrease is due to reduced receivable  levels  in  liquidating portfolios.  The declines in 1991 and 1990 were due to the sale of the automobile  fleet leasing  operation  in  1990  and  the  sale of the  commercial  leasing  and  wholesale automobile financing operations in 1989.
(5) The decrease in 1992 resulted primarily from the company's decision late in the fourth quarter of 1991 to reduce lending to Canadian personal computer retail dealers.


              COMMERCIAL FINANCE RECEIVABLES OUTSTANDING

                                            As of December 31,
                        -----------------------------------------------------------
                             1993        1992        1991        1990        1989
                         ----------- ----------- ----------- ----------- -----------
                                       (dollar amounts in thousands)

Inventory finance(1)      $1,959,757  $1,873,895  $1,928,670  $1,872,191  $2,240,453
                                 74%         70%         71%         58%         52%
Insurance finance(2)                                                         560,728
                                                                                 13%
Business credit(3)(4)        553,859     575,984     288,776     968,216     897,128
                                 21%         22%         11%         30%         21%
                         ----------- ----------- ----------- ----------- -----------
  Core businesses          2,513,616   2,449,879   2,217,446   2,840,407   3,698,309
                                 95%         92%         82%         88%         86%
Other(5)                     127,687     208,866     481,272     403,647     613,152
                                  5%          8%         18%         12%         14%
                         ----------- ----------- ----------- ----------- -----------
                           2,641,303   2,658,745   2,698,718   3,244,054   4,311,461
                                100%        100%        100%        100%        100%
Less unearned finance
  charges                     40,856      55,212      67,737      87,075     146,006
                         ----------- ----------- ----------- ----------- -----------

  Total net finance
    receivables(6)        $2,600,447  $2,603,533  $2,630,981  $3,156,979  $4,165,455
                          ==========  ==========  ==========  ==========  ==========

Domestic                  $2,247,851  $2,219,520  $2,095,642  $2,452,985  $3,372,280
                                 86%         85%         80%         78%         81%
Foreign                      352,596     384,013     535,339     703,994     793,175
                                 14%         15%         20%         22%         19%
                         ----------- ----------- ----------- ----------- -----------

  Total net finance
    receivables(6)        $2,600,447  $2,603,533  $2,630,981  $3,156,979  $4,165,455
                                100%        100%        100%        100%        100%
                          ==========  ==========  ==========  ==========  ==========

- ---------------
(1)  The 1993 increase was due to the increased volume, primarily in home and recreational
     products.   The 1992 decrease was mainly due to faster paying customers resulting  from implementation  of  stronger portfolio management procedures  and  efforts  by  certain borrowers  to  decrease the time they hold inventory by using "just in  time"  delivery arrangements.
(2)  On July 2, 1990, the insurance finance operations were dividended to TFG.
(3)  The company's decision to exit the rent-to-own finance business and reduce lending to certain  asset based lending lines (formerly included in business credit)  resulted  in the  reclassification  at  December  31, 1991 of net  rent-to-own  finance  receivables totaling  $221,247,000 to assets held for sale, and the transfer of  other  receivables totaling  $206,931,000  from business credit to the "other" category  set  forth  under finance receivables outstanding.  Prior year data has not been restated.
(4)   The  1992  increase includes the purchase of a $134,000,000 manufacturer/distributor business  credit portfolio.  The 1991 decrease was due principally to the reduction  in rent-to-own  finance  receivables  resulting from  the  de-emphasis  during  the  year, repossession of rent-to-own stores, and the eventual decision to exit the business  and the  decision to reduce lending to certain asset based lending lines (see note 3  above regarding reclassification of receivables outstanding at December 31, 1991).  The  1990 increase  was  due  to  increased  financing of small consumer  finance  companies  and domestic personal computer retail stores.
(5)   The  1993  and 1992 decreases primarily reflect the liquidation of receivables  from
     businesses  being  exited, including $18,403,000 and $87,406,000 of  write  offs.   The
     1991  increase  was  due  to  the  reclassification of  receivables  to  be  liquidated resulting from the company's decision to reduce lending to certain asset based  lending lines (see notes 3 and 4 above).  The 1990 decline was due to the liquidation and  sale of receivables from businesses being exited (see note 4 on preceding table).
(6)  Outstandings shown above exclude assets held for sale (see discussion on page 13).

PAGE 12
   Earned finance charges as a percentage of the average amount of net finance receivables outstanding during each of the years 1989 through 1993 were 14.9%, 14.7%, 13.3%, 12.1% and 11.3%.

Delinquent Receivables

   Effective in 1993, the policy used for determining delinquent receivables was revised to provide greater consistency among the company's receivable portfolios. It is management's view that the new methodology provides a better and more meaningful assessment of the condition of the portfolio. Delinquent receivables are now defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due. Previously, delinquent receivables were generally defined as financed inventory sold but unpaid 30 days or more, the portion of business credit loans in excess of the approved lending limit and all other receivable balances contractually past due 60 days or more.

   The following table shows the ratio of deliquent commercial finance receivables to finance receivables outstanding for each category and in total as of the end of each of the years indicated. Delinquency ratios for 1992 and prior years have not been restated for the change in policy outlined above.

                                         As of December 31,
                          ----------------------------------------------
                            1993      1992      1991      1990      1989
                           ------    ------    ------    ------     -----

Inventory finance(1)       0.13%     0.82%     1.31%     3.42%     2.95%
Insurance finance(2)                                                1.78
Business credit(1)(3)                 0.21      0.88     10.34      2.35
                          ------    ------    ------    ------     -----
   Core businesses          0.10      0.68      1.25      5.78      2.63
Other(4)                   19.14     22.42     25.84     12.79      9.54
                          ------    ------    ------    ------     -----

   Total(5)                1.02%     2.38%     5.64%     6.65%     3.61%
                          ======    ======    ======    ======    ======
- ---------------
(1)The  decreases in 1992 and 1991 reflect write offs of  delinquent
   accounts  (and  accounting  reclassifications  -  see  note   3   on
   preceding  table),  implementation of stronger portfolio  management
   procedures  and  general  improvement  in  the  economy.   Increased
   delinquency in 1990 reflected the overall weak economy.  This  trend
   began   in  1989  when  consumer  spending,  which  supports   these
   businesses,  began  to  decline.   Particularly  affected  were  the
   marine   industry  (inventory  finance),  and  the   appliance   and
   furniture rental and Canadian computer markets (business credit).
(2)See note 2 on preceding table.
(3)The decline in 1991 was due principally to rent-to-own finance receivables being reclassified to assets held for sale, and certain finance receivables being reclassified to the "other" category. These reclassifications resulted from the company's decision to exit the rent-to-own finance business and reduce its lending to certain asset based lending lines. Prior year data has not been restated.
(4)Represents finance receivables retained from businesses sold or exited which are being liquidated and receivables reclassified in 1991 due to the company's decision to reduce lending to certain asset based lending lines (see note 3 on preceding table).
(5)Delinquency statistics exclude assets held for sale (see discussion on page 13).

                         --------------------


Nonearning Receivables

   Effective  in  1993,  the  policy used  for  determining  nonearning receivables was revised to provide greater consistency among the company's receivable portfolios. It is management's view that the new methodology provides a better and more meaningful assessment of the condition of the portfolio. Nonearning receivables are now defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful. Previously, nonearning receivables were defined as balances from borrowers in bankruptcy or litigation and other accounts for which full collectibility was doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected.

    Nonearning receivables were $31,763,000 (1.20% of receivables outstanding) and $90,919,000 (3.42% of receivables outstanding) at December 31, 1993 and 1992; the 1992 data has not been restated. Those amounts exclude nonearning rent-to-own finance receivables which have been reclassified to assets held for sale (see page 13). During 1993, the gross amount of interest income that would have been recorded on receivables classified as nonearning at year end was $4,649,000 and the amount of interest on those loans that was recognized in income was $2,423,000.
PAGE 13
Assets Held for Sale

  Assets held for sale at December 31, 1993 totaled $90,114,000, net of a $156,985,000 valuation allowance and consisted of rent-to-own finance receivables of $120,469,000, repossessed rent-to-own stores of $107,227,000 and other repossessed assets of $19,403,000. Assets held for sale at December 31, 1992 totaled $191,515,000, net of a $121,549,000 valuation allowance, and comprised rent-to-own finance receivables of $179,013,000, repossessed rent-to-own stores of $103,418,000 and other repossessed assets of $30,633,000. At December 31, 1993, $27,489,000 of the rent-to-own finance receivables were classified as both delinquent and nonearning. At December 31, 1992, delinquent rent-to-own finance receivables were $15,397,000 and nonearning rent-to-own finance receivables were $32,615,000. Delinquent and nonearning receivables as of December 31, 1992 have not be restated for the change in policies effective in 1993 as outlined above.

Credit Loss Experience

   Certain information regarding credit losses on finance receivables for the commercial lending operation during the years indicated is set forth in the following table:

[CAPTION]

                                                      Years Ended December 31,
                                   -----------------------------------------------------------
                                      1993        1992        1991        1990        1989
                                   -------     -------     -------     -------     -------
                                                      (dollar amounts in thousands)

Provision for credit losses
  charged to income(1)             $31,793     $36,830    $245,190    $131,244     $51,078

Credit losses (net of
  recoveries)(2)                   $42,710    $117,052    $172,614     $95,514     $69,917
 Ratio to average net finance
   receivables outstanding:
   Inventory finance(3)              1.30%       1.56%       2.86%       2.64%       0.99%
   Insurance finance(4)                                                   0.71        0.22
   Business credit(3)               (0.02)        0.23       13.46        1.79        1.63
                                   -------     -------     -------     -------     -------
     Core businesses                  0.99        1.30        6.17        2.22        1.02
   Other(5)                          12.93       28.98        6.39        5.55        3.65
                                   -------     -------     -------     -------     -------

       Total                         1.64%       4.53%       6.19%       2.61%       1.55%
                                    ======      ======     =======      ======      ======

Allowance for losses at end
  of year(1)                       $76,079     $87,169    $169,529     $99,402     $70,870
 Ratio to outstandings less
  unearned finance charges(6)         2.93%       3.35%       6.44%       3.15%       1.70%
                                    ======      ======     =======      ======      ======

- ----------------
(1) The 1991 provision and allowance for losses at December 31, 1991 included $62,816,000 taken as part of the special charge recognized from the company's decision to reduce lending to certain asset based lending lines and to liquidate receivables remaining from previously sold businesses. The increased provision in 1991, excluding the special charge, and in 1990 were in response to increased credit losses and higher than normal delinquencies and nonearning receivables associated with the weak U.S. and Canadian economies.
(2) In 1993 and 1992, charges to the allowance for losses on finance receivables due to credit losses sustained decreased $74,342,000 (64%) and $55,562,000 (32%). These decreases were caused mainly by decreases in delinquent and nonearning receivables resulting from improved economic conditions, the reclassification of certain receivables to assets held for sale and in 1992, implementation of stronger portfolio management procedures. In 1991 and 1990, credit losses increased $77,100,000 (81%) and $25,597,000 (37%)
    principally as a result of the depressed appliance and furniture rental and Canadian computer markets associated with the general downturn in the U.S. and Canadian economies.
(3) The changes in ratios were due to corresponding fluctuations in credit losses (see note 2 above).
(4) See note 2 on page 11.
(5) The increase in 1992 resulted mainly from the write-off of delinquent and nonearning receivables that were reclassified to the "other" category in 1991.
(6) The 1993 and 1992 reductions in the allowance for losses as a percentage of receivables outstanding primarily was attributable to the write off of delinquent and nonearning receivables in 1993 and 1992 and lower levels of delinquent and nonearning accounts in the remaining portfolio at December 31, 1993 and 1992. In 1991, the percentage was increased principally due to the company's decision to reduce lending to certain asset based lending lines and to liquidate receivables remaining from previously sold businesses (see note 1 above). The 1990 increase was in response to the weak U.S. and Canadian economies resulting in higher than normal delinquencies and nonearning receivables.

PAGE 14
Offices and Employees

  The number of offices and employees of the Company in connection with its commercial lending operation as of the dates indicated were as follows:

                                    As of December 31,
                      ---------------------------------------------
                       1993      1992      1991      1990      1989
                      ------    ------    ------    ------    ------

Offices                    72       108       130       152       231
Employees               1,899     1,993     2,114     2,292     3,011

   The following table sets forth the geographical distribution of the Company's commercial lending offices at December 31, 1993:

                   No. of                            No. of
                  Offices                           Offices
                  -------                           -------
United States:                    United States:
  Alabama               1          South Dakota           1
California              3          Tennessee              2
Colorado                1          Texas                  4
Florida                 1          Virginia               1
Georgia                 2          Wisconsin              2
Hawaii                  1                               ---
Illinois               10                                47
Indiana                 1                               ---
Iowa                    1          Puerto Rico           15
Kansas                  1                               ---
Minnesota               2         Canada:
Mississippi             1          Alberta                1
Missouri                1          British Columbia       1
New Hampshire           1          Ontario                3
New Jersey              2          Quebec                 1
New York                3                               ---
North Carolina          2                                 6
Ohio                    1                               ---
Oregon                  1         Europe:
Pennsylvania            1          France                 1
                                   Netherlands            1
                                   United Kingdom         2
                                                        ---
                                                          4
                                                        ---
                                   Total                  7
                                                          2
                                                        ===
Competition

  The Company's commercial lending subsidiaries operate in a highly competitive industry, in many cases competing with companies with long established operating histories and substantial financial resources.

Regulation

 The Company's commercial lending operation is subject to various state and federal laws. Depending upon the type of lending, these laws may require licensing and certain disclosures and may limit the amounts, terms and interest rates that may be offered.
PAGE 15
LEASING OPERATION

General

 Transamerica Leasing Inc. ("Transamerica Leasing") leases, services and manages containers, chassis and trailers around the world. The company is based in Purchase, New York and maintains 386 offices, depots and other facilities in 44 countries. The company specializes in intermodal transportation equipment, which allows goods to travel by road, rail or ship. The company's customers include railroads, steamship lines and motor carriers.

  At December 31, 1993, Transamerica Leasing's fleet consisted of standard containers, refrigerated containers, domestic containers, tank containers and chassis totaling 316,000 units which are owned or managed, and leased from 347 depots worldwide, 36,500 rail trailers leased to all major United States railroads and to roll on/roll off steamship operators, shippers, shippers' agents and regional truckers, and 3,800 over-the-road trailers in Europe. Transamerica Leasing began leasing tank containers for carrying bulk liquids in 1990 and had 1,900 tank containers in its fleet at December 31, 1993.

  In  November 1992, the company sold its domestic over-the-road trailer
business.   Proceeds from the sale totaled $191,000,000 and resulted  in no gain or loss.

  Approximately 49% of the standard container, refrigerated container, domestic container, tank container and chassis fleet is on term lease or service contract minimum lease for periods of one to five years. Also, 34% of the rail trailer fleet is on term lease or service contract minimum lease for periods of one to five years.

  The following table sets forth Transamerica Leasing's fleet size in units as of the end of each of the years indicated:

                                  As of December 31,
                        ---------------------------------------
                        1993     1992     1991     1990     1989
                        ----     ----     ----     ----     ----

Containers and        316,000  280,000  255,100  244,400  235,900
chassis
Rail trailers          36,500   34,400   36,800   40,500   43,300
European trailers       3,800    2,900    1,700      800

 The following table sets forth Transamerica Leasing's fleet utilization for the years indicated:

                                  Years Ended December 31,
                         --------------------------------------------
                          1993      1992      1991     1990     1989
                          ----      ----      ----     ----     ----
Containers and chassis    83%       85%       89%       90%      93%
Rail trailers             91%       84%       75%       79%      83%
European trailers         89%       84%       83%       81%

  The 1993 container and chassis utilization decline was due to slow economic growth in key European economies and Japan; the 1992 decline was due to higher than expected industry-wide supply of equipment. The 1991 and 1990 reductions resulted from a small decline in the rate of growth of world trade and a less favorable geographic balance of business. The rail trailer utilization increased in 1993 and 1992 due to a smaller industry fleet, higher domestic economic activity and because many shippers are moving from trucks to rail transport for long-haul shipments; the 1991 and 1990 declines were due to reduced domestic economic activity.

  Revenues of the domestic leasing operation derived from foreign customers were $210,301,000 in 1993, $176,172,000 in 1992 and
$137,127,000 in 1991, of which European customers accounted for 41%, 42% and 40%. Revenues of foreign-domiciled leasing operations were less than 10% of the consolidated total in each of the three years in the period ended December 31, 1993.
PAGE 16
Offices and Employees

  The number of offices, depots and other facilities, and employees of the Company in connection with its leasing operation as of the dates indicated were as follows:

                              As of December 31,
                      ------------------------------------
                       1993    1992    1991    1990    1989
                       ----    ----    ----    ----    ----
Offices, depots and
  other facilities      386     386     301     306     322
Employees               765     796     946   1,026   1,055

Competition

 Transamerica Leasing operates in a highly competitive industry, in many cases competing with companies with long established operating histories and substantial financial resources.

Subsequent Event

  On March 15, 1994, the Company completed the purchase of substantially all of the assets of the container rental division of Tiphook plc for approximately $1,100,000,000 in cash.

BORROWING OPERATIONS

  Funds employed in the Company's operations are obtained from invested capital, retained earnings and the sale of short and long-term debt.

 Capitalization of the Company as of the dates indicated was as follows:


                                             As of December 31,
                         ------------------------------------------------------
                          1993        1992        1991        1990        1989
                          -----       -----       -----       -----       -----
                                       (dollar amounts in thousands)
Debt:
 Unsubordinated debt:
  Commercial paper and
other short-term debt    $1,164,893                             $14,766     $14,079
                                14%
  Long-term notes and     5,170,485  $6,032,531  $5,920,108   5,535,239   5,952,933
debentures
                                61%         75%         75%         73%         73%
                         ----------  ----------  ----------  ----------  ----------

                          6,335,378   6,032,531   5,920,108   5,550,005   5,967,012
                                75%         75%         75%         73%         73%
 Subordinated debt          696,125     557,045     627,698     687,092     673,880
                                 8%          7%          8%          9%          8%
                         ----------  ----------  ----------  ----------  ----------

   Total debt             7,031,503   6,589,576   6,547,806   6,237,097   6,640,892
                                83%         82%         83%         82%         81%
Total equity              1,449,621   1,428,936   1,360,051   1,382,872   1,493,056
                                17%         18%         17%         18%         19%
                         ----------  ----------  ----------  ----------  ----------

   Total                 $8,481,124  $8,018,512  $7,907,857  $7,619,969  $8,133,948
                               100%        100%        100%        100%        100%
                         ==========  ==========  ==========  ==========  ==========


  Short-term borrowings before reclassification to long-term debt (see Note G of Notes to Financial Statements, Item 8) are primarily in the form of commercial paper notes issued by the Company. Such commercial paper is continuously offered, with maturities not exceeding 270 days in the U.S. and 365 days in Canada, at prevailing rates for major finance companies. Bank loans are an additional source of short-term borrowings. At December 31, 1993, $721,814,000 of bank credit lines were available to the Company, $75,000,000 of which were also available to Transamerica Corporation. At December 31, 1993, all borrowings under these lines were made by the Company and amounted to $240,927,000. The cost of short-term borrowings is directly related to prevailing rates of interest in the money market; such rates are subject to fluctuation. PAGE 17
  Interest rates on borrowings during the years indicated were as follows:

                                    Years Ended December 31,
                          -----------------------------------------
                           1993     1992     1991     1990     1989
                           ----     ----     ----     ----     ----

Weighted average annual
  interest rate during
    year:(1)
Short-term borrowings      3.41%    3.93%    6.47%    8.23%    9.26%
Long-term borrowings       8.24%    8.71%    9.77%    9.23%    9.69%
Total borrowings           6.00%    6.87%    8.28%    9.22%    9.68%


(1) Excludes the cost of maintaining credit lines and the effect of interest rates on borrowings denominated in foreign currencies.

Return on Assets and Equity

  Certain information regarding the Company's consolidated return on assets and equity, and certain other ratios, are set forth below:

                                   Years Ended December 31,
                            ----------------------------------------
                            1993     1992     1991     1990     1989
                            ----     ----     ----     ----     ----

Return on assets(1)          1.1%     1.9%   (1.2)%     1.4%     2.1%
Return on equity(2)          6.9%    11.7%   (7.6)%     8.2%    12.3%
Dividend payout ratio(3)    75.2%    55.7%     N.A.   136.3%    64.8%
Equity to assets ratio(4)   16.2%    16.2%   16.2 %    16.7%    16.8%

(1) Net income divided by simple average total assets.
(2) Net income divided by simple average equity.
(3) Cash dividends declared (excluding cash dividends in connection with corporate restructuring in 1990) divided by net income.
(4) Simple average equity divided by simple average total assets.



Ratio of Earnings to Fixed Charges

  The following table sets forth the consolidated ratios of earnings to fixed charges for the years indicated. The ratios are computed by dividing income from continuing operations before income taxes, extraordinary loss on early extinguishment of debt and cumulative effect of change in accounting, and before fixed charges, by the fixed charges. Fixed charges consist of interest and debt expense, and one-third of rent expense (which approximates the interest factor).


                                  Years Ended December 31,
                      --------------------------------------------
                        1993     1992     1991     1990     1989

Ratio of earnings       1.50     1.59     0.77     1.28     1.42
  to fixed charges


  Excluding the effect of the previously discussed special charge ($130,000,000 after tax) reported by the commercial lending operation, the ratio of earnings to fixed charges would have been 1.14 for 1991.

ITEM 2.   PROPERTIES

 Transamerica Finance Corporation leases its principal executive offices at 1150 South Olive Street, Los Angeles, California, from an affiliated company under a lease expiring in November 1994 at an annual rental of approximately $2,000,000. The Company and its subsidiaries have noncancelable lease agreements expiring mainly through 1998. These agreements are principally operating leases for facilities used in the Company's operations.
PAGE 18
ITEM 3.   LEGAL PROCEEDINGS

  Various pending or threatened legal proceedings by or against the Company or one or more of its subsidiaries involve tax matters, alleged breaches of contract, torts, employment discrimination, violations of antitrust laws and miscellaneous other causes of action arising in the course of their businesses. Some of these proceedings involve claims for punitive or treble damages in addition to other specific relief.

  Based upon information presently available, and in light of legal and other defenses and insurance coverage available to the Company and its subsidiaries, contingent liabilities arising from threatened and pending litigation, income taxes and other matters are not considered material in relation to the consolidated financial position of the Company and its subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Omitted in accordance with General Instruction J.

                                 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

  Not  applicable.   All of the outstanding shares of  the  Registrant's
capital stock are owned by Transamerica Finance Group, Inc., which is wholly owned by Transamerica Corporation.

ITEM 6.   SELECTED FINANCIAL DATA

 Omitted in accordance with General Instruction J.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Omitted in accordance with General Instruction J. See "Management's Discussion and Analysis of the Results of Operations" following the Notes to Financial Statements (Item 8).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The response to this Item is submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not applicable.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Omitted in accordance with General Instruction J.

ITEM 11.  EXECUTIVE COMPENSATION

 Omitted in accordance with General Instruction J.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Omitted in accordance with General Instruction J.

PAGE 19
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Omitted in accordance with General Instruction J.


                                 PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM
8-K

  (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

 (3) List of Exhibits:


EX-2 Assets Purchase Agreement dated as of February 13, 1994 between Transamerica Container Acquisition Corporation and Tiphook plc and certain of its affiliated companies.

EX-2.1 Amendment and Supplement to Asset Purchase Agreement dated as of
       March 15, 1994 between Transamerica Container Acquisition Corporation and the Container Rental Division of Tiphook plc.

EX-3(i).1   Transamerica  Finance Corporation  Restated  Certificate  of
      Incorporation as filed with the Secretary of State of Delaware on December 12, 1988 (incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1988).

EX-3(i).2  Transamerica Finance Corporation Certificate of Amendment  of
      Certificate of Incorporation as filed with the Secretary of State of Delaware on February 19, 1991 (incorporated by reference to Exhibit 3.1a to Registrant's Form 10-K Annual Report (File No. 1-
      6798) for the year ended December 31, 1990).

EX-3(ii)   Transamerica Finance Corporation By-Laws, as amended, last amendment  -  December 12, 1988 (incorporated by reference to
      Exhibit 3.2 to Registrant's Form 10-K Annual Report (File  No.  1-
      6798) for the year ended December 31, 1988).

EX 4 Indenture dated as of November 1, 1987 between Registrant and Harris Trust and Savings Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1988).

EX-10.1     Lease dated October 31, 1984 between Transamerica Occidental
      Life Insurance Company, as lessor, and Registrant, as lessee, and Addendums thereto dated November 14, 1984 and November 7, 1989 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1989).

EX-10.2     Loan  Sales  Agreement dated as of November 1, 1990  between
      Transamerica Financial Services and Transamerica Financial Services Finance Co. (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1990).

EX-10.3.a   Corporate  Separateness Agreement dated as of  December  17,
      1990 between Transamerica Financial Services and Transamerica Financial Services Finance Co. (incorporated by reference to
      Exhibit 10.3.a to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1990).

EX-10.3.b   Corporate  Separateness Agreement dated as of  December  17,
      1990 between Transamerica Finance Group, Inc. [subsequently renamed Transamerica Finance Corporation] and Transamerica Financial Services Finance Co. (incorporated by reference to
      Exhibit 10.3.b. to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1990).
PAGE 20
EX-10.4     Pooling and Servicing Agreement dated as of November 1, 1990 among Transamerica Financial Services, as servicer, Transamerica Financial Services Finance Co., as seller, and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 2 to Form 8-A Registration Statement re: TFG Home Loan Trust 1990-1 dated March 26, 1991 - Registration No. 33-36431-01).

EX-10.5      Investment   Agreement  dated  December  17,   1990   among
      Transamerica Finance Group, Inc. [subsequently renamed Transamerica Finance Corporation], Transamerica Financial Services Finance Co., as seller, and The First National Bank of
      Chicago, as Trustee (incorporated by reference to Exhibit 2 to Form 8-A Registration Statement re: TFG Home Loan Trust 1990-1 dated March 26, 1991 - Registration No. 33-36431-01).

EX-10.6     Guaranty dated July 31, 1990 by Transamerica Finance  Group,
      Inc. [subsequently renamed Transamerica Finance Corporation], in favor of Corporate Asset Funding Company, Inc. et. al. re: certain obligations of Transamerica Insurance Finance Corporation, California (incorporated by reference to Exhibit
      10.6 to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1990).

EX-10.7     Guaranty dated July 31, 1990 by Transamerica Finance  Group,
      Inc. [subsequently renamed Transamerica Finance Corporation], in favor of Corporate Asset Funding Company, Inc. et. al. re: certain obligations of Transamerica Insurance Finance Corporation (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1990).

EX-12 Computation of Ratio of Earnings to Fixed Charges.

EX-23 Consent  of  Ernst & Young to the incorporation  by  reference  of
      their   report   dated  February  16,  1994  in  the  Registrant's
      Registration  Statements on Form S-3, File Nos.  33-40236  and  33-
      49763.

    Pursuant to the instructions as to exhibits, the registrant is not filing certain instruments with respect to long-term debt since the total amount of securities currently authorized under each of such instruments does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

 (b) Reports on Form 8-K filed in the fourth quarter of 1993:

     A report on Form 8-K was filed on November 19, 1993 relating to the proposed acquisition by the Registrant or one of its subsidiaries of Tiphook plc, a London-based container, trailer, and rail equipment lessor.

 (c) Exhibits:

     The response to this portion of Item 14 is submitted as a separate section of this report.

 (d) Financial Statement Schedules:

      The response to this portion of Item 14 is submitted as a separate section of this report.
PAGE 21
SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRANSAMERICA FINANCE CORPORATION
                                          (Registrant)

                                   By   RAYMOND A. GOLAN
                                   (Raymond A. Golan,
                                   Vice President and Controller)
Date:  March 15, 1994

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 1994.

      Signature                          Title

Principal Executive Officer and Director:

   RICHARD H. FINN            Chief Executive Officer and Director
- ----------------------------
    (Richard H. Finn)

Principal Financial Officer and Director:

                              Senior Vice President,  Treasurer  and
    DAVID H. HAWKINS          Director
- ----------------------------
    (David H. Hawkins)

Principal Accounting Officer:

   RAYMOND A. GOLAN
- ----------------------------
   (Raymond A. Golan)         Vice President and Controller


Directors:


- ----------------------------
   (David R. Carpenter)       Director

   KENT L. COLWELL
- ----------------------------
   (Kent L. Colwell)          Director

   EDGAR H. GRUBB
- ----------------------------
   (Edgar H. Grubb)           Director

   FRANK C. HERRINGER
- ----------------------------
   (Frank C. Herringer)        Director

   ROBERT R. LINDBERG
- ----------------------------
   (Robert R. Lindberg)        Director

   ALLEN C. MIECH
- ----------------------------
   (Allen C. Miech)            Director

   CHARLES E. TINGLEY
- ----------------------------
   (Charles E. Tingley)        Director
PAGE 22

                (THIS PAGE INTENTIONALLY LEFT BLANK)

PAGE 23


                     ANNUAL REPORT ON FORM 10-K

             ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    LIST OF FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULES

                          CERTAIN EXHIBITS

                    FINANCIAL STATEMENT SCHEDULES

                    Year Ended December 31, 1993



          TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                       LOS ANGELES, CALIFORNIA

PAGE 24

                (THIS PAGE INTENTIONALLY LEFT BLANK)
PAGE 25

FORM 10-K - ITEM 8, ITEM 14(a)(1) and (2)

TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The   following   financial   statements  of   Transamerica   Finance
Corporation and subsidiaries, together with the report of the independent auditors, are included in Item 8:

    Report of Independent Auditors
    Consolidated Balance Sheet -- December 31, 1993 and 1992 Consolidated Statement of Operations -- Years ended December 31,
      1993, 1992 and 1991
    Consolidated Statement of Cash Flows -- Years ended December  31,
      1993, 1992 and 1991
    Consolidated  Statement of Shareholder's Equity  --  Years  ended
      December 31, 1993, 1992 and 1991
    Notes to Financial Statements
    Management's Discussion and Analysis of the Results of Operations
      -- Year ended December 31,  1993
    Supplementary  Financial Information -- Years ended December  31,
      1993 and 1992


The   following   consolidated  financial  statement   schedules   of
Transamerica  Finance Corporation and subsidiaries  are  included  in
Item 14(d):

 VIII -   Valuation  and Qualifying Accounts -- Years ended  December
           31, 1993, 1992 and 1991
 IX   -   Short-Term  Borrowings -- Years ended  December  31,  1993,
           1992 and 1991
 X    -   Supplementary Income Statement Information --  Years  ended
           December 31, 1993, 1992 and 1991

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
PAGE 26

                   REPORT OF INDEPENDENT AUDITORS

Shareholder and
Board of Directors
Transamerica Finance Corporation

We have audited the accompanying consolidated balance sheet of Transamerica Finance Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows, and shareholder's equity for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position
of Transamerica  Finance   Corporation and   subsidiaries  at
December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note J to the consolidated financial statements, effective January 1, 1991 the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.


                                                        ERNST & YOUNG

Los Angeles, California
February 16, 1994, except for Note N, as to which the date is March 15, 1994
PAGE 27

          TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET
                (in thousands, except for share data)


December 31                                      1993         1992
                                              ----------   -----------

ASSETS
Cash and cash equivalents                      $  $29,321    $  60,495
Investments                                       110,078       97,702

Finance receivables, net of unearned finance
  charges and insurance premiums:
 Consumer lending                                3,650,523    3,579,343
 Commercial lending                              2,600,447    2,603,533
                                                ----------   ----------
  Net finance receivables                        6,250,970    6,182,876
 Less allowance for losses                         179,392      188,364
                                                ----------   ----------
                                                 6,071,578    5,994,512
Property and equipment - less accumulated
   depreciation of $605,548 in 1993 and
   $570,015 in 1992:
 Land, buildings and equipment                      43,784       41,326
 Equipment held for lease                        1,306,458    1,062,116
Investments in and advances to affiliates          371,012      290,240
Goodwill, less accumulated amortization of
   $98,252 in 1993 and $88,102 in 1992             372,368      384,598

Assets held for sale                               386,300      405,256
Less valuation allowance                           159,532      123,755
                                                ----------   ----------
                                                   226,768      281,501

Other assets                                       500,003      476,404
                                                ----------   ----------

                                                $9,031,370   $8,688,894
                                                ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
 Unsubordinated                                $6,335,378   $6,032,531
 Subordinated                                     696,125      557,045
                                               ----------   ----------
  Total debt                                    7,031,503    6,589,576

Accounts payable and other liabilities            483,939      585,328
Income taxes payable, of which $168,132 in
  1993 and $140,489 in 1992 is deferred            66,307       85,054
Shareholder's equity:
 Preferred stock - authorized, 250,000
   shares without par value; none issued
 Common stock - authorized, 2,500,000 shares
   of $10 par value;issued and outstanding,        14,643       14,643
    1,464,285 shares
 Additional paid-in capital                     1,356,533    1,352,618
 Retained earnings                                 87,105       62,308
 Net unrealized gain on marketable equity
   securities                                                       54
 Foreign currency translation adjustments          (8,660)        (687)
                                               ----------   ----------
  Total shareholder's equity                    1,449,621    1,428,936
                                               ----------   ----------

                                              $9,031,370    $8,688,894
                                               ==========   ==========

See notes to financial statements.

PAGE 28

          TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS
                           (in thousands)


Years Ended December 31                         1993        1992        1991
                                              ---------   ---------   ---------
REVENUES
Finance charges                               $  929,464  $  946,687  $  963,186
Leasing revenues                                 388,327     402,230     381,375
Servicing fees                                       942       1,795       3,203
Income from affiliates                            18,021      21,248      29,524
Other                                             55,372      58,923      25,129

  Total revenues                               1,392,126   1,430,883   1,402,417
                                              ----------  ----------  ----------

EXPENSES
Interest and debt expense                        414,556     459,518     514,230
Depreciation on equipment held for lease         102,538      98,789      91,138
Salaries and other operating expenses            512,652     504,037     492,019
Provision for losses on receivables               94,142      84,815     287,404
Provision for losses on assets held for sale      50,000                 141,225
                                              ----------  ----------  ----------

  Total expenses                               1,173,888   1,147,159   1,526,016
                                              ----------  ----------  ----------
Income (loss) before income taxes,
  extraordinary item and cumulative effect
  of accounting change                            218,238     283,724   (123,599)
Income taxes (benefit)                             95,357     121,052    (30,088)
                                              ----------  ----------  ----------
Income (loss) before extraordinary item and
  cumulative effect of accounting change          122,881     162,672    (93,511)
Extraordinary loss on early extinguishment
  of debt, net of applicable income tax
  benefit of $11,447                              (23,084)
Cumulative effect of change in accounting
  for post employment benefits other than                                (10,875)
  pensions, net of applicable income tax
  benefit of $5,602
                                              ----------  ----------  ----------

Net income (loss)                             $   99,797  $  162,672  $(104,386)
                                              ==========  ==========  ==========

See notes to financial statements.

PAGE 29

          TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands)

Years Ended December 31                             1993          1992         1991
                                                 -----------   -----------  -----------
OPERATING ACTIVITIES
Net income (loss)                                    $99,797      $162,672  $ (104,386)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
 Depreciation and amortization of goodwill           126,513       124,680      117,536
 Provision for losses on receivables                  94,142        84,815      287,404
 Provision for losses on assets held for sale         50,000                    141,225
 Amortization of discount on long-term debt           30,419        49,681       51,317
 Change in accounts payable and other                                           (88,175)
    liabilities                                      (75,151)       20,292
 Change in income taxes payable                      (18,747)       48,143      (52,721)
 Extraordinary loss on early extinguishment
    of debt                                           23,084
 Cumulative effect of change in accounting for
   post employment benefits other than pensions                                  10,875
 Other                                               138,676      (139,953)     (84,218)
                                                 -----------   -----------  -----------

   Net cash provided by operating activities         468,733       350,330      278,857
                                                 -----------   -----------  -----------

INVESTING ACTIVITIES
Finance receivables originated or purchased      (11,756,552)   (9,714,701)  (8,634,075)
Finance receivables collected or sold             11,535,766     9,415,231    8,375,018
Purchase of property and equipment                  (424,187)     (349,305)    (211,297)
Sales of property and equipment                       55,760        44,708       25,589
Purchase of investments                              (35,953)      (28,713)    (116,329)
Sales or maturities of investments                    23,523        25,766      131,253
Decrease (increase) in investments in and
  advances to affiliates                             (80,772)       19,847     (77,768)
Sale of domestic over-the-road trailer business                    191,000
Other                                               (109,831)       (1,238)        221
                                                 -----------   -----------  ----------

   Net cash used by investing activities            (792,246)     (397,405)   (507,388)
                                                 -----------   -----------  ----------

FINANCING ACTIVITIES
Proceeds from debt financing                       5,500,571     4,100,077   4,494,435
Payments of debt                                  (5,112,147)   (4,107,988) (4,235,043)
Capital contributions from parent company              3,915       103,955       5,251
Cash dividends paid                                 (100,000)      (74,600)    (18,150)
                                                 -----------   -----------  ----------

   Net cash provided by financing activities         292,339        21,444     246,493
                                                 -----------   -----------  ----------

Increase (decrease) in cash and cash                 (31,174)      (25,631)     17,962
  equivalents
Cash and cash equivalents at beginning of year        60,495        86,126      68,164
                                                 -----------   -----------  ----------

Cash and cash equivalents at end of year         $    29,321   $    60,495  $   86,126
                                                 ===========   ===========  ==========


See notes to financial statements.

PAGE 30

          TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                           (in thousands)

                                                                         Net
                                                                     Unrealized
                                                                    Gain (Loss)
                                                                         on        Foreign
                                           Additional    Retained    Marketable    Currency
                               Capital       Paid-       Earnings      Equity    Translation
                                Stock      In Capital   (Deficit)    Securities  Adjustments
                              ---------   -----------   ---------   -----------  -----------
Balance at January 1, 1991       $ 14,643   $1,264,862     $ 94,622         $ 11      $ 8,734
Net loss                                                   (104,386)
Capital contribution from
  parent company                               105,251
Cash dividends declared.                       (21,450)
Other changes                                                                417       (2,653)
                                ---------   ----------   ----------   ----------   ----------

Balance at December 31, 1991       14,643    1,348,663       (9,764)         428        6,081
Net income                                                  162,672
Capital contribution from
  parent company                                 3,955
Cash dividends declared                                     (90,600)
Other changes                                                               (374)      (6,768)

Balance at December 31, 1992       14,643    1,352,618       62,308           54         (687)
Net income                                                   99,797
Capital contribution from
  parent company                                 3,915
Cash dividends declared                                     (75,000)
Other changes                                                                (54)      (7,973)
                                ---------   ----------   ----------   ----------   ----------

Balance at December 31, 1993     $ 14,643   $1,356,533     $ 87,105    $            $  (8,660)
                                 ========   ==========     ========    =========    =========


See notes to financial statements.
PAGE 31
          TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS
                    (dollar amounts in thousands)


Note A - Significant Accounting Policies

Transamerica Finance Corporation (together with its consolidated subsidiaries, the "Company") is principally engaged in consumer lending, commercial lending and leasing operations. The Company is a wholly owned subsidiary of Transamerica Finance Group, Inc., which is a wholly owned subsidiary of Transamerica Corporation.

Certain amounts for prior years have been reclassified to conform with the 1993 presentation.

The significant accounting policies followed by the Company and its subsidiaries are:

Consolidation - The consolidated financial statements include the accounts of Transamerica Finance Corporation and all its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's nonvoting preferred stock ownership interest in the distributable earnings of Transamerica Financial Services Finance Co. ("TFSFC"), which is the Company's only significant non-majority owned investee, is accounted for by the equity method after elimination of intercompany transactions (see Note M.)

Cash and Cash Equivalents - Cash and cash equivalents include all highly liquid investments with original maturities of three months or less except for such securities held by the Company's credit insurance subsidiaries which are included in investments.

Depreciation and Amortization - Property and equipment, which are stated on the basis of cost, are depreciated by use of the straight-line method over their estimated useful lives, which range from eight to 15 years (with residual values of 10% to 20%) for equipment held for lease, three to 10 years for administrative and service equipment, and 20 years for buildings. Other intangible assets, principally renewal, referral and other rights incident to businesses acquired, are amortized over estimated future benefit periods ranging from five to 25 years in proportion to estimated revenues. Goodwill is amortized over 40 years.

Foreign Currency Translation - The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable to Canadian and European operations. The accounts of these subsidiaries have been converted at rates of exchange in effect at year end as to balance sheet accounts and at average rates for the year as to operations. The effect of changes in exchange rates in translating foreign subsidiaries' financial statements is accumulated in a separate component of shareholder's equity. The effect of transaction gains and losses on the Consolidated Statement of Operations is insignificant for all years presented.

Transactions  with Affiliates - In the normal course  of  operations, the Company has various transactions with Transamerica Corporation and certain of its other subsidiaries. In addition to the filing of consolidated income tax returns and the transactions discussed in Notes J and M, these transactions include computer and other specialized services, various types of insurance coverage and pension administration, the effects of which are insignificant for all years presented.
PAGE 32
Finance Charges - Finance charges, including loan origination fees, offset by direct loan origination costs, are generally recognized as earned on an accrual basis under an effective yield method, except that accrual of finance charges is suspended on accounts that become past due in excess of 29 days in the case of consumer loans or 60 days for commercial loans. At December 31, 1993 and 1992, finance receivables for which the accrual of finance charges was suspended approximated $188,300 and $231,700. Charges collected in advance, including renewal charges, on inventory finance receivables are taken into income on a straight-line basis over the periods to which the charges relate.

Allowance for Losses - The allowance for losses is maintained in an amount sufficient to cover estimated uncollectible receivables. Such estimates are based on percentages of net finance receivables outstanding developed from historical credit loss experience and, if appropriate, provision for deviation from historical averages, supplemented in the case of commercial loans by specific reserves for accounts known to be impaired. The allowance is provided through charges against current income. Accounts are charged against the allowance when they are deemed to be uncollectible. When foreclosure proceedings are begun in the case of a real estate secured consumer loan, the account is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower cost or fair value less estimated selling costs and are reclassified to assets held for sale. Additionally, accounts are generally charged against the allowance when no payment has been received for six months for consumer lending and when all avenues for repayment have been exhausted for commercial lending.

Leasing Revenues - Leasing revenues include income from operating, finance and sales-type leases. Operating lease income is recognized on the straight-line method over the lease term. Finance lease income, represented by the excess of the total lease receivable (reduced by the amount attributable to contract maintenance) over the net cost of the related equipment, is deferred and amortized over the noncancelable term of the lease using an accelerated method which provides a level rate of return on the outstanding lease contract receivable. Dealer profit on sales-type leases, represented by the excess of the total fair market value of the equipment over its cost or carrying value, is recognized at the inception of the lease. Unearned income is amortized over the term of the lease in the same manner described above. Contract maintenance revenues are credited to income on a straight-line basis over the term of the related leases.

Income Taxes - Taxable results of the Company's operations are included in the consolidated federal and certain state income tax returns filed by Transamerica Corporation, which by the terms of a tax sharing agreement generally requires the Company to accrue and settle income tax obligations as if it filed separate returns with the applicable taxing authorities. The Company provides deferred income taxes based on enacted rates in effect on the dates temporary differences between the book and tax bases of assets and liabilities reverse. In 1988, the Company adopted the liability method of accounting for income taxes and the adoption of Financial Accounting Standard No. 109, Accounting for Income Taxes, in 1992 had no effect on the financial statements.

New Accounting Standards - In May 1993, the Financial Accounting Standards Board issued a new standard on accounting for impairment of loans which the Company must adopt by the first quarter of 1995. The new standard requires that impaired loans be measured based on either the fair value of the loan, if discernible, the present value of expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. When adopted, the new standard is not expected to have a material effect on the consolidated financial statements of the Company.

Also in May 1993, the Financial Accounting Standards Board issued a new standard on accounting for certain investments in debt and equity securities which the Company will adopt in the first quarter of 1994. Under the new standard the Company will report at fair value its investments in debt securities for which the Company does not have the positive intent and ability to hold to maturity. Unrealized gains and losses will be reported on an after tax basis in a separate component of shareholder's equity.
PAGE 33
When adopted, the new standard is not expected to have a material effect on the consolidated financial statements of the Company.

Note B - Investments

Investments are summarized as:

                                                 1993      1992
                                                 ----      ----

Fixed maturities, at amortized cost (market
value:                                         $103,035  $ 92,004
  $111,621 in 1993 and $97,903 in1992)
Equity securities, at market value                            765
  (cost: $683 in 1992)
Short-term investments                            7,043     4,933
                                                -------- --------

   Total                                       $110,078  $ 97,702

Investments totaling $4,175 at December 31, 1993 and 1992 were on deposit with various states to meet requirements of state insurance and financial codes. In addition, various state insurance codes require that the Company's credit insurance subsidiaries hold an amount equal to their statutory unearned premium reserve ($36,069 and $42,442 at December 31, 1993 and 1992) as cash or in suitable investments for the protection of policyholders. Such assets are not available for distribution until all liabilities on insurance policies have been discharged.

There were no unrealized gains or losses on marketable equity securities at December 31, 1993.


Note C - Concentration of Risk

During the normal conduct of its operations, the Company engages in the extension of credit to homeowners, electronics and appliance dealers, retail recreational product and computer stores, appliance and furniture rental operations and others. The risk associated with that credit is subject to economic, competitive and other influences. While a substantial portion of the risk is diversified, certain operations are concentrated in one industry or geographic area.

The Company's finance receivables at December 31, 1993 included $3,046,579, net of unearned finance charges and insurance premiums, of real estate secured loans, principally first and second mortgages secured by residential properties, of which approximately 49% are located in California. The commercial finance receivables portfolio represents lending arrangements with over 120,000 customers. At December 31, 1993, the portfolio included 11 customers with individual balances in excess of $15,000. These accounts represented 9% of commercial gross finance receivables outstanding at December 31, 1993.
PAGE 34
Note D - Finance Receivables

The carrying amounts and estimated fair values of the finance receivable portfolio at December 31, 1993 and 1992 are as follows:

                               1993                      1992
                     ------------------------  ------------------------
                                   Estimated                 Estimated
                       Carrying       Fair       Carrying       Fair
                        Value        Value        Value        Value
                      ---------   -----------   ---------     --------
Fixed rate
  receivables:
 Consumer              $3,547,210   $4,307,048   $3,478,148   $4,216,770
 Commercial               134,040      132,662      144,881      143,927
Variable
 rate receivables:
 Commercial             2,390,328    2,390,328    2,371,483    2,371,483
                       ----------   ----------   ----------   ----------
                       $6,071,578   $6,830,038   $5,994,512   $6,732,180
                       ==========   ==========   ==========   ==========

The   estimated   fair   values  of  consumer  finance   receivables,
substantially all of which are fixed rate instalment loans collateralized by residential real estate, and the fixed rate commercial finance loans are based on the discounted value of the future cash flows expected to be received using available secondary market prices for securities backed by similar loans after adjustment for differences in loan characteristics. In the absence of readily available market prices, the expected future cash flows are discounted at effective rates currently offered by the Company for similar loans. For variable rate commercial loans, which comprise the majority of the commercial loan portfolio, the carrying amount represents a reasonable estimate of fair value.

Additional information pertaining to finance receivables outstanding follows:


                                                                     Maximum
                                                                  Original Term
                                           Receivables             (in months)
                                        -----------------      ------------------
                                        1993         1992       1993         1992
                                        ----         ----       ----         ----
Consumer:
 Consumer instalment loans:
   Real estate secured                $3,214,468   $3,267,479        180      180
   Other                                 595,284      482,819         60       60
 Other finance receivables                22,276        6,355         36       36
                                      ----------   ----------
                                       3,832,028    3,756,653
  Less unearned finance charges and      181,505      177,310
    insurance premiums
                                      ----------   ----------
 Net finance receivables               3,650,523    3,579,343
                                      ----------   ----------

Commercial:
 Inventory finance                     1,959,757    1,873,895         12       12
 Business credit                         553,859      575,984         60       60
                                      ----------   ----------
   Core businesses                     2,513,616    2,449,879
 Other                                   127,687      208,866        180      180
                                      ----------   ----------
                                       2,641,303    2,658,745
 Less unearned finance charges            40,856       55,212
                                      ----------   ----------
 Net finance receivables               2,600,447    2,603,533
                                      ----------   ----------

   Total net finance receivables      $6,250,970   $6,182,876
                                      ==========   ==========

PAGE 35
Contractual maturities of finance receivables outstanding, before deduction of unearned finance charges and insurance premiums, at December 31, 1993 are:

               Consumer      %       Commercial      %            Total      %
             ----------   ------     ----------   ------     ----------   ------

1994         $  562,579    14.7      $2,103,444    79.7      $2,666,023    41.2
1995            424,003    11.1         247,800     9.4         671,803    10.4
1996            384,416    10.0         217,930     8.3         602,346     9.3
1997            297,727     7.8          26,605     1.0         324,332     5.0
1998            237,582     6.2          43,183     1.6         280,765     4.3
Thereafter    1,925,721     50.2          2,341               1,928,062    29.8
             ----------   ------     ----------   ------     ----------   ------

 Total       $3,832,028    100.0     $2,641,303    100.0     $6,473,331    100.0
             ==========    =====     ==========    =====     ==========    =====


Experience of the Company has shown that a substantial majority of the consumer finance receivables will be renewed or prepaid many months prior to contractual maturity dates. Accordingly, the above schedule  is  not  to  be  regarded as  a  forecast  of  future  cash collections. For 1993 and 1992, the ratio for consumer finance receivables of principal cash collections (excluding balances refinanced) to average net finance receivables was 29% and 26%.

The commercial lending operation's business credit unit provides revolving lines of credit, letters of credit and standby letters of credit. At December 31, 1993 and 1992, borrowers' unused credit availability under such arrangements totaled $533,781 and $416,200, and the estimated amount the Company would have to pay another financial institution to assume the possible future obligation to fund them was $1,591 and $,2080.

Note E - Allowance for Losses

Changes in the allowance for losses on finance receivables are:

                                     Consumer    Commercial     Total
                                    ---------   -----------    --------

Balance at January 1, 1991            $  88,535   $   99,402   $  187,937
Provision charged to income              42,214      245,190      287,404
Receivables charged off                 (34,920)    (177,083)    (212,003)
Recoveries                                1,934        4,469        6,403
Other                                       422       (2,449)      (2,027)
                                      ---------   ----------   ----------

Balance at December 31, 1991             98,185      169,529      267,714
Provision charged to income              47,985       36,830       84,815
Receivables charged off                 (44,448)    (122,974)    (167,422)
Recoveries                                1,487        5,922        7,409
Other                                    (2,014)      (2,138)      (4,152)
                                      ---------   ----------   ----------

Balance at December 31, 1992            101,195       87,169      188,364
Provision charged to income              62,349       31,793       94,142
Receivables charged off                 (62,524)     (51,832)    (114,356)
Recoveries                                1,871        9,122       10,993
Other                                       422        (173)          249
                                      ---------   ----------   ----------

Balance at December 31, 1993          $ 103,313   $   76,079   $  179,392
                                      =========   ==========   ==========

PAGE 36
Note F - Commercial Lending Special Charges and Assets Held for Sale

The commercial lending operation made a decision late in the fourth quarter of 1991 to exit the rent-to-own finance business, reduce lending to certain asset based lending lines, accelerate disposal of repossessed assets and liquidate receivables remaining from previously sold businesses. As a result of this action, the commercial lending operation recognized a special pretax charge of $200,220 ($130,000 after tax). The $200,220 special charge comprised $137,404 included in the provision for losses on assets held for sale and $62,816 included in the provision for losses on receivables. The $137,404 provision consisted of $117,304 for anticipated losses on disposition of the assets, generally comprising rent-to-own finance receivables and repossessed collateral, including rent-to-own stores, and $20,100 for implementation costs. The 1991 provision for losses on assets held for sale of $141,225 comprises the $137,404 portion of the special charge referred to above plus an additional provision of $3,821.

In 1993, an additional provision of $50,000,000 ($35,960 after tax) was made to reduce the net carrying value of repossessed rent-to-own stores to their estimated realizable value.

Assets held for sale are:

                                          1993      1992
                                          ----      ----
Consumer:
  Repossessed residential properties    $137,455  $ 89,405
  Other repossessed assets                 1,746     2,787
                                        --------  --------
                                         139,201    92,192
  Less valuation allowance                 2,547     2,206
                                        --------  --------
                                         136,654    89,986
                                        --------  --------

Commercial:
  Rent-to-own finance receivables        120,469   179,013
  Repossessed rent-to-own stores         107,227   103,418
  Other repossessed assets                19,403    30,633
                                        --------  --------
                                         247,099   313,064
  Less valuation allowance               156,985   121,549
                                        --------  --------
                                          90,114   191,515
                                        --------  --------

     Total                              $226,768  $281,501
                                        ========  ========

PAGE 37
Note G - Debt

Debt consists of:

                                                     1993        1992
                                                     -----       -----
Unsubordinated
Short-term debt:
  Commercial paper                                 $3,585,249  $2,748,766
  Other                                                84,644      64,342
                                                   ----------  ----------
                                                    3,669,893   2,813,108
  Less classified as long-term debt                 2,505,000   2,813,108
                                                   ----------  ----------
      Total unsubordinated short-term debt          1,164,893          --
                                                   ----------  ----------
Long-term debt:
  Short-term debt supported by noncancelable
     credit agreements                              2,505,000   2,813,108
  4.48% to 9.10% notes and debentures
     due 1994 to 2002                               2,323,110   2,673,847
  Loans due to Transamerica Corporation and its
     subsidiaries, at various interest rates,
     maturing through 1994                             67,491     101,376
  Zero to 6.50% notes and debentures due 1994 to
     2012 issued at a discount to yield 13.80% to
     13.88%; with benefit from deferred taxes,
     effective cost of 8.79% to 12.35%; maturity
     value of $722,760                                274,884     444,200
                                                   ----------  ----------
      Total unsubordinated long-term debt           5,170,485   6,032,531
                                                   ----------  ----------
        Total unsubordinated debt                   6,335,378   6,032,531
                                                   ----------  ----------

Subordinated
6.75% to 12.75% notes due 1994 to 2003                696,125     557,045
                                                   ----------  ----------

             Total debt                            $7,031,503  $6,589,576
                                                   ==========  ==========

The estimated fair value of debt, using rates currently available for debt with similar terms and maturities, at December 31, 1993 and 1992 was $7,407,000 and $6,805,000.

In 1993, the Company redeemed $125,000 of deep discount long-term debt with a book value of $90,710, which resulted in a $23,084 extraordinary loss, after related taxes of $11,447.

Commercial paper notes are issued for maturities up to 270 days in the U.S. and 365 days in Canada. At December 31, 1993, $200,000 of the outstanding commercial paper, which matured January 24, 1994, was held by Transamerica Corporation. In support of its commercial paper operations, bank credit lines aggregating $721,814 at December 31, 1993 were available to the Company, $75,000 of which were also available to Transamerica Corporation. At December 31, 1993, all borrowings under these lines were made by the Company and amounted to $240,927, of which $156,283 is long-term.

In support of the short-term debt classified as long-term debt at December 31, 1993, the Company has unsubordinated noncancelable credit agreements totaling $3,433,000 with 55 banks, of which $2,505,000 matures after one year. Fees are paid on the average unused commitment.

The Company uses interest rate exchange agreements to hedge the interest rate sensitivity of its outstanding indebtedness. Certain of these agreements call for the payment of fixed rate interest by the Company in return for the assumption by other contracting parties of the variable rate cost. At December 31, 1993, such agreements covering the notional amount of $214,400 at a weighted average fixed interest rate of 8.25% expiring through 1999 and $840,000 of one year agreements expiring in 1994 with an average interest rate of 3.78% were outstanding. Additionally at December 31, 1993, exchange agreements covering the notional amount of $216,000 expiring through 1997 were outstanding, in which the Company receives interest from other contracting parties at a weighted average fixed interest rate of 6.98% and pays interest at variable rates to those parties. While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counter parties. At December 31, 1993, the interest rate exchange agreements are with banks rated A or better by one or more of the major credit rating agencies.
PAGE 38
The estimated fair value of the interest rate exchange agreements, determined on a net present value basis, at December 31, 1993 and 1992 was a negative $5,320 and $9,067. The fair value represents the estimated amount that the Company would be required to pay to terminate the exchange agreements, taking into account current interest rates.

Long-term debt outstanding at December 31, 1993, other than the $2,505,000 supported by noncancelable credit agreements, matures as follows:

             Unsubordinated   Subordinated       Total
             --------------   -------------  ------------

1994              $  900,056       $113,350     $1,013,406
1995                 703,414         40,000        743,414
1996                 469,813         79,195        549,008
1997                 198,900         87,100        286,000
1998                 196,005        235,480        431,485
Thereafter           197,297        141,000        338,297
                  ----------       --------    -----------

                  $2,665,485       $696,125     $3,361,610*
                  ==========       ========     ===========

*Includes the accreted values at December 31, 1993 on original issue discount debt and not the amount due at maturity.


Interest payments, net of amounts received from interest rate exchange agreements, totaled $513,541 in 1993, $558,997 in 1992 and $481,200 in 1991.


Note H - Dividend and Other Restrictions

Consolidated equity is restricted by the provisions of debt agreements. At December 31, 1993, $180,127 was available for dividends and other stock payments. Under certain circumstances, the provisions of loan agreements and statutory requirements place limitations on the amount of funds which can be remitted to the Company by its consolidated subsidiaries. Of the net assets of the Company's consolidated subsidiaries, as adjusted for intercompany account balances, at December 31, 1993, $51,985 is so restricted.

Note I - Income Taxes

The provision for income taxes comprises:

                                    1993        1992        1991
Current taxes:
  Federal                            $41,544    $ 95,239    $ 13,606
  State                               15,427      18,391      20,368
  Foreign                                 88    (14,637)      12,722
                                     -------    --------    --------
                                      57,059      98,993      46,696
                                     -------    --------    --------

Deferred taxes
  Federal                             32,461         588    (53,963)
  State                                5,034       6,533     (8,443)
  Foreign                                803      14,938    (14,378)
                                     -------    --------    --------
                                      38,298      22,059    (76,784)
                                     -------    --------    --------

     Total income taxes (benefit)    $95,357    $121,052   $(30,088)
                                     =======    ========   =========
PAGE 39
The difference between federal income taxes computed at the statutory rate and the total provision for income taxes is:

                                        1993        1992       1991
                                      ---------   --------   -------

Federal income taxes (benefit) at
  statutory rate                         $76,967   $96,467   $(42,024)
State income taxes, net of federal
  income tax benefit                      13,986    16,449      7,953
Book and tax basis difference of
assets acquired                           2,999      5,026      6,341
Settlement of disputed items             (4,224)
Dividends from affiliates                             (663)    (2,109)
Other                                      5,629     3,773       (249)
                                        --------  --------  ---------

   Total income taxes (benefit)          $95,357  $121,052  $ (30,088)
                                         =======  ========  =========

Deferred tax liabilities (assets) are comprised of the following at December 31:

                                              1993        1992
                                              ----        ----

Depreciation                                 $197,196    $190,462
Amortization of bond discount and interest     66,071      65,380
Direct finance and sales type leases            7,865      34,134
Insurance reserves and acquisition costs        9,698       7,785
Other                                          35,475      10,410
                                             --------    --------
 Gross deferred tax liabilities               316,305     308,171
                                             --------    --------

Allowances for losses on finance
receivables and other assets                 (113,331)   (104,221)
Post employment benefits other than pensions (8,166) (8,343) Net operating loss and foreign tax
  credit carryforwards                        (10,683)    (33,263)
Other                                         (15,993)    (21,855)
                                             --------    --------
 Gross deferred tax assets                   (148,173)   (167,682)
                                             --------    --------

          Net deferred tax liability         $168,132    $140,489
                                             ========    ========

Pretax income (loss) from foreign operations totaled $4,236 in 1993, $4,332 in 1992 and $(25,960) in 1991. Income tax payments totaled $77,089 in 1993, $92,190 in 1992 and $27,802 in 1991.

Note  J-  Pension  and Stock Savings Plans and Other Post  Employment
Benefits

The   Company  participates  in  the  Retirement  Plan  for  Salaried
Employees  of  Transamerica Corporation and Affiliates  (the  pension plan). The pension plan is a noncontributory defined benefit plan covering substantially all employees. Pension benefits are based on the employee's compensation during the highest paid 60 consecutive months during the 120 months before retirement. Pension costs are allocated to the Company based on the number of participants. The Company also participates in the Transamerica Corporation Employee Stock Savings Plan (the 401(k) plan). The 401(k) plan is a contributory defined contribution plan covering eligible employees who elect to participate. Currently, the Company matches 75 cents for every dollar contributed up to six percent of eligible compensation. The Company matching portion is always invested in Transamerica Corporation common stock. Employees are 25% vested in the matching contributions after three years, 50% vested after four years and 100% vested after five years of service. The Company's total costs for both the pension plan and the 401(k) plan were $9,163 in 1993, $7,913 in 1992 and $9,045 in 1991.

The Company also participates in various programs sponsored by Transamerica Corporation that provide medical and certain other benefits to eligible retirees. Effective January 1, 1991, Transamerica Corporation and its subsidiaries elected early adoption of FASB Statement No. 106 on accounting for post employment benefits other than pensions. Adoption of the statement increased the Company's loss before the cumulative effect of the accounting change and net loss for the year ended December 31, 1991 by $377 and $11,252.
PAGE 40
Note K - Commitments and Contingencies

The Company and its subsidiaries have noncancelable lease agreements expiring mainly through 1998. These agreements are principally operating leases for facilities used in the Company's operations. Total rental expense amounted to $54,799 in 1993, $60,286 in 1992 and $62,899 in 1991.

Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the consolidated financial position of the Company and its subsidiaries.

Note L - Business Segment Information

Business segment information is:

                                Revenues                     Operating Profit (Loss)
                      --------------------------------  ----------------------------------
                         1993        1992       1991         1993        1992        1991
                      ---------  ----------  ----------  ----------  ----------  ----------

Consumer lending       $651,218    $654,078    $621,998   $ 172,593   $ 181,676   $ 164,401
Commercial lending      333,297     356,275     384,902     (31,074)     25,536    (346,484)
Leasing                 407,774     420,512     396,418      91,470      92,073      74,025
Other operations           (163)         18        (901)        407      (1,370)     (1,692)
                     ----------  ----------  ----------  ----------  ----------  ----------

                     $1,392,126  $1,430,883  $1,402,417     233,396     297,915   (109,750)
                     ==========  ==========  ==========
Corporate expense                                           (15,158)    (14,191)   (13,849)
Income taxes                                                (95,357)   (121,052)    30,088
                                                          ---------   ---------  ----------
Income (loss) before extraordinary item and
  cumulative effect of accounting change                  $ 122,881   $ 162,672  $ (93,511)
                                                          =========   =========  ==========
                                  Assets                            Liabilities
                    ----------------------------------  ----------------------------------
                        1993        1992       1991         1993        1992        1991
                     ----------  ----------  ----------  ----------  ----------  ----------
Consumer lending     $3,985,720  $3,846,327  $3,639,346  $3,511,823  $3,402,670  $3,208,252
Commercial lending    3,461,316   3,513,760   3,647,369   2,836,763   2,882,617   3,004,206
Leasing               1,696,983   1,339,751   1,257,976   1,417,965   1,094,730   1,002,994
Other operations        143,321     110,386      65,964      67,731       1,271       5,399
Consolidation
  adjustments          (255,970)   (121,330)    (91,398)   (252,533)   (121,330)    (61,645)
                     ----------  ----------  ----------  ----------  ----------  ----------

 Total               $9,031,370  $8,688,894  $8,519,257  $7,581,749  $7,259,958  $7,159,206
                     ==========  =========   ==========  ==========  ==========  ==========
                            Additions, at Cost,
                          to Property & Equipment              Depreciation Expense
                    ----------------------------------    -------------------------------
                        1993        1992       1991         1993        1992        1991
                     ----------  ----------  ----------  ----------  ----------  ----------
Consumer lending       $  6,169    $  5,316   $  2,684     $  3,525    $  2,607    $  2,296
Commercial lending        6,992       6,938     10,971        5,396       7,538       8,754
Leasing                 411,026     337,051    197,642      105,852     102,805      93,965
Other operations                                                 82          74          65

                     ----------  ----------  ----------  ----------  ----------  ----------
 Total                 $424,187    $349,305   $211,297     $114,855    $113,024    $105,080
                     ==========  =========   ==========  ==========  ==========  ==========

PAGE 41
Note M - Transactions With Affiliates

On November 1, 1990, the Company sold without recourse a pool of real estate secured receivables to TFSFC for cash of $547,655 plus interest of $9,661 to the closing date of December 17, 1990. The purchase price, which represented the fair value of the receivables sold, was based on an independent appraisal. For financial reporting purposes, the intercompany gain on this sale has been deferred and is being amortized to income as a component of the Company's equity in the distributable earnings of TFSFC. TFSFC subsequently securitized and sold to outside investors a $430,000 participation interest in the receivable pool. The Company continues to service these receivables for a fee. The Company has entered into an agreement whereby it directs the investment of excess funds in the pool pending their distribution and guarantees that such funds will be invested at a certain minimum rate, currently 9.25%.

Investments in and advances to affiliates consist of the following at December 31:

                                             1993        1992
                                             ----        ----

Preferred stock of TFSFC                   $  72,946   $  82,665
Unamortized deferred gain on sale of         (18,729)    (31,571)
  receivables to TFSFC
Unsecured receivable from BWAC Twelve,       308,858     238,595
Inc.
Unsecured receivable from Transamerica
  HomeFirst, Inc.                              7,937         551
                                            --------    --------
                                            $371,012    $290,240
                                            ========    ========

The receivables from BWAC Twelve, Inc. and Transamerica HomeFirst, Inc. are payable on demand and bear interest at a rate that varies based on the Company's average cost of borrowings. The weighted average interest rate was 4.21% in 1993, 4.04% in 1992 and 7.18% in 1991. Under the terms of certain debt agreements, the Company may maintain investments in and advances to affiliates up to $649,621 at December 31, 1993.

Income  from  affiliates comprises the following for the years  ended
December 31:

                                       1993        1992        1991
                                       ----        ----        ----

Interest income                       $11,572     $13,486     $14,299
Servicing fees                            833         861         866
Amortization of deferred gain and
  equity in earnings of TFSFC           5,616       6,901      14,359
                                      -------     -------     -------
                                      $18,021     $21,248     $29,524
                                      =======     =======     =======

Note N - Subsequent Event

On March 15, 1994, the Company completed the purchase of substantially all of the assets of the container rental division of Tiphook plc for approximately $1,100,000 in cash.
PAGE 42
        TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
                          OF OPERATIONS

   The following table sets forth revenues and income by line of business for the periods indicated (in thousands):

                                                  Income (Loss) Before
                                Revenues           Extraordinary Item
                           ------------------     ---------------------
                            1993        1992        1993        1992
                           -------    --------     -------     -------

Consumer lending              $651,218    $654,078     $91,742     $99,210
Commercial lending             333,297     356,275    (12,775)      17,938
Leasing                        407,774     420,512      53,641      58,068
Other operations                 (163)          18       1,931       (888)
Amortization of goodwill                              (11,658)    (11,656)
                            ----------  ----------   ---------   ---------

 Total                      $1,392,126  $1,430,883    $122,881    $162,672
                            ==========  ==========    ========    ========

  The following discussion should be read in conjunction with the information presented under Item 1, Business.


Consumer Lending

   Consumer lending income, before the amortization of goodwill, in 1993 decreased $7,468,000 (8%) from 1992. The decrease was principally due to increased operating expenses, an increased provision for losses on receivables and lower revenues that more than offset lower interest expense and a $5,269,000 benefit included in operating expenses from a reversal of reserves related to a 1990 sales of receivables to Transamerica Financial Services Finance Co. which subsequently were securitized.

  Revenues in 1993 decreased $2,860,000 (%) from 1992 principally because of lower income from affiliates and servicing fees related to the run off of the receivables that Transamerica Financial Services Finance Co. securitized in 1990 and lower fees due to reduced volume of real estate secured loans. Operating expenses increased in 1993 mainly due to investments in new branches and losses on the disposal of repossessed assets. With the adoption in the fourth quarter of 1992 of a required new accounting rule, losses on the disposal of repossessed assets, which were $5,952,000 for 1993 and $3,021,000 in the fourth quarter of 1992, were classified as operating expenses rather than as credit losses. Data for periods prior to the fourth quarter of 1992 have not been reclassified.

   The provision for losses on receivables increased $14,364,000 (30%) in 1993 over 1992 due to increased credit losses. Credit losses, net of recoveries, as a percentage of average consumer finance receivables outstanding, net of unearned finance charges and insurance premiums, were 1.67% in 1993 compared to 1.22% in 1992. Credit losses increased partly due to continued sluggishness in the domestic economy and a weak California real estate market.

   Interest expense declined $24,449,000 (9%) in 1993 from 1992 due to a lower average interest rate which more than offset the effect of higher borrowings due to increased average receivables outstanding. Net consumer finance receivables outstanding increased $71,180,000 (2%) in 1993.

   Net consumer finance receivables at December 31, 1993 included $3,046,579 of real estate secured loans, principally first and second mortgages secured by residential properties, of which approximately 49% are located in California. Company policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers at the time of PAGE 43 loan origination. Delinquent real estate secured loans, which are defined as loans contractually past due 60 days or more, totaled $59,767 (1.86% of total real estate secured loans outstanding) at December 31, 1993 compared to $60,211,000 (1.84% of total real estate secured loans outstanding) at December 31, 1992.

   Management has established an allowance for losses equal to 2.83% of net consumer finance receivables outstanding at December
31, 1993 and 1992.

   Generally, by the time an account secured by residential real estate becomes past due 90 days, foreclosure proceedings have begun, at which time the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs and are reclassified to assets held for sale. Accounts in foreclosure and repossessed assets held for sale totaled $214,665,000 at December 31, 1993 compared to $176,054,000 at
December 31, 1992. The increase primarily reflects increased repossessions in California and longer disposal times due to its weak real estate market.

Commercial Lending

  Commercial lending results, before the amortization of goodwill and a $23,084,000 after tax extraordinary loss on the early extinguishment of $125,000,000 deep discount long-term debt in 1993, were a a loss of $12,775,000 for 1993 compared to income in 1992 of $17,938,000. The 1993 loss was due primarily to the inclusion of a $50,000,000 ($35,960,000 after tax) provision to reduce the net carrying value of repossessed rent-to-own stores to their estimated realizable value. Information received during the year from prospective buyers of the repossessed rent-to-own stores held for sale indicated that the realizable value of the business had declined below its carrying value.

   The  1993 results also included an $8,799,000 after tax charge
for the restructuring  of  the  commercial   lending   unit's
infrastructure, a $4,224,000 after tax provision for anticipated legal and other costs associated with the runoff of the liquidating portfolios and a $4,224,000 tax benefit from the resolution of prior years' tax matters. Excluding the aforementioned items, commercial lending income, before the amortization of goodwill and the extraordinary loss on the early extinguishment of debt, increased $14,046,000 (78%) in 1993 over 1992. This improvement was primarily due to lower operating expenses, a lower provision for losses on receivables and stronger margins brought about by the declining interest rate environment. The interest rates at which commercial lending borrows funds for its businesses have moved more quickly than the rates at which it lends to its customers. As a result, margins have been enhanced by the declining interest rate environment.

  Revenues in 1993 decreased $22,978,000 (6%) from 1992 primarily as a result of reduced yields attributable to the current low interest rate environment.

   Interest expense declined $25,459,000 (19%) in 1993 from 1992 as a result of lower average interest rates. Operating expenses increased $14,127,000 (9%) during 1993 over 1992 due to the restructuring charge and provision for anticipated legal and other costs associated with the runoff of the liquidating portfolios described above, aggregating $21,500,000, partially offset by cost reduction efforts in the inventory finance and business credit core businesses. The provision for losses on receivables in 1993 was $5,037,000 (14%) less than in 1992 primarily due to lower credit losses. Credit losses, net of recoveries, as a percentage of average commerical finance receivables outstanding, net of unearned finance charges, were 1.64% in 1993 compared to 4.53% in 1992. Credit losses declined in 1993 primarily due to lower losses in the liquidating portfolios.

   In March 1992, the commercial lending operation purchased for cash a business credit portfolio consisting of twelve manufacturer/distributor accounts with a net outstanding balance of $134,000,000.
PAGE 44
    Net commercial finance receivables outstanding decreased $3,086,000 (%) from December 31, 1992. Growth in the inventory finance portfolio was more than offset by a decline in the liquidating and business credit portfolios. Management has established an allowance for credit losses equal to 2.93% of net commercial finance receivables outstanding as of December 31, 1993 compared to 3.35% at December 31, 1992.

   Effective in 1993, the policies used for the determination of delinquent and nonearning receivables have been revised to provide greater consistency among the company's receivable portfolios. It is management's view that the new methodology provides a better and more meaningful assessment of the condition of the portfolio. Delinquent receivables, which were generally defined as financed inventory sold but unpaid 30 days or more, the portion of business credit loans in excess of the approved lending limit and all other receivable balances contractually past due 60 days or more, are now defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due. Nonearning receivables, which were defined as receivables from borrowers in bankruptcy or litigation and other accounts for which full collectibility was doubtful, are now defined as receivables from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful. At December 31, 1993, delinquent receivables were $26,940,000 (1.02% of receivables outstanding) and nonearning receivables were $31,763,000 (1.20% of receivables outstanding). At December 31, 1992, delinquent receivables were $63,384,000 (2.38% of receivables outstanding) and nonearning receivables were $90,919,000 (3.42% of receivables outstanding). Delinquency and nonearning data as of December 31, 1992 has not been restated.

    Assets held for sale as of December 31, 1993 totaled $90,114,000, net of a $156,985,000 valuation allowance, and consisted of rent-to-own finance receivables of $120,469,000, repossessed rent-to-own stores of $107,227,000 and other repossessed assets of $19,403,000. Assets held for sale at December 31, 1992 totaled $191,515,000, net of a $121,549,000 valuation allowance, and comprised rent-to-own finance receivables of $179,013,000, repossessed rent-to-own stores of $103,418,000 and other repossessed assets of $30,633,000. At December 31, 1993, $27,489,000 of the rent-to-own finance receivables were classified as both delinquent and nonearning. At December 31, 1992, delinquent rent-to-own finance receivables were $15,397,000 and nonearning rent-to-own finance receivables were $32,615,000. Delinquency and nonearning data as of December 31, 1992 has not been restated.


Leasing

   Leasing income, before the amortization of goodwill, decreased $4,427,000 (8%) in 1993 due primarily to an additional tax provision of $4,300,000 caused by the revaluation of deferred income tax liability for the 1993 federal tax rate increase. Excluding the additional tax provision, results for 1993 were comparable to 1992 as higher fleet utilization and per diem rates in the rail trailer business, a larger finance lease portfolio and a larger fleet of refrigerated containers were offset by a decline in standard container utilization.

   In  November 1992, the company sold its domestic over-the-road
trailer  business.   Proceeds from the sale totaled  $191,000,000
and resulted in no gain or loss.

   Revenues for 1993 decreased $12,738,000 (3%) from 1992. The decline was mainly due to the sale of the domestic over-the-road trailer business in November 1992 and a decline in standard container utilization. The decrease was partially offset by higher fleet utilization and per diem rates in the rail trailer business, an increased finance lease portfolio, and a larger fleet of standard containers, refrigerated containers and European trailers.
PAGE 45
   Expenses decreased $12,135,000 (4%) in 1993 from 1992 due to the sale of the domestic over-the-road trailer business. The decrease was partially offset by higher ownership cost due to a larger fleet.

   The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 83% in 1993 compared to 85% in 1992. Rail trailer utilization was 91% in 1993 compared to 84% in 1992. European trailer utilization was 89% in 1993 compared to 84% in 1992.

   The company's standard container, refrigerated container, domestic container, tank container and chassis fleet of 316,000 units increased by 36,000 units (13%) in 1993. The rail trailer fleet of 36,500 units increased by 2,100 units (6%) in 1993. At December 31, 1993, the company also operated a fleet of 3,800 over-the-road trailers in Europe.

Other Operations

  The other operations represent principally unallocated interest expense and certain financing activities of Transamerica Equipment Leasing Company, Inc. which are not related to the leasing operations of Transamerica Leasing Inc. and are therefore not combined with such operations.
PAGE 46


        TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

               SUPPLEMENTARY FINANCIAL INFORMATION

          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                         (in thousands)

                                                                   Year Ended
                                  Three Months Ended              December 31,
                          3/31/93   6/30/93   9/30/93  12/31/93       1993
                          -------   -------   -------  ---------   -----------
Revenues                  $339,347  $344,252  $350,187  $358,340     $1,392,126
                          ========  ========  ========  ========     ==========
Income (loss) before
  extraordinary item       $40,053   $41,233  $(2,347)   $43,942       $122,881
Extraordinary loss
  on early                                               (23,084)       (23,084)
extinguishment of          -------   -------  -------    -------        -------
  debt

Net income (loss)          $40,053   $41,233  $(2,347)   $20,858        $99,797
                           =======   =======  =======    ========       =======

                                                                   Year Ended
                                  Three Months Ended               December 31,
                          3/31/92   6/30/92   9/30/92  12/31/92       1992
                          -------   -------   -------  --------     -----------
Revenues                  $346,905  $361,458  $357,698  $364,822     $1,430,883
                          ========  ========  ========  ========      =========

Net income                 $34,813   $39,337   $42,689   $45,833       $162,672
                           =======   =======   =======   =======       ========


Note  A.   Certain amounts for the first three quarters  of  1992
have been reclassified to conform with the presentation followed in the fourth quarter of 1992.

Note B. The loss for the three months ended September 30, 1993 resulted primarily from after tax charges by the commerical lending operation of $35,960,000 to reduce the net carrying value of repossessed rent-to-own stores held for sale to their estimated realizable value and $8,799,000 for the restructuring of the unit's infrastructure.

PAGE 47

        TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                  Financial Statement Schedules
PAGE 48

        TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


          COL A.               COL. B                COL C.                 COL D.         COL E.
- ---------------------------------------------------------------------------------------------------
                                              ADDITIONS
                                               (1)             (2)
                                                            Charged
                             Balance at     Charged to      to Other                     Balance at
                            Beginning of    Costs and      Accounts -    Deductions-        End
DESCRIPTION                    Period        Expenses       Describe       Describe      of Period
- ------------------------    ------------    ----------      ---------     -----------    ---------
                                                     (in thousands)
Year Ended December 31,
1993:
 Deducted from assets:
   Allowance for losses:
     Consumer:
      Finance receivables        $101,195     $62,349          $422 (B)    $ 60,653 (C)       $103,313
      Assets held for sale          2,206       5,952 (A)                     5,611 (D)          2,547
     Commercial:
      Finance receivables          87,169      31,793          (173) (E)     42,710 (C)         76,079
      Assets held for sale        121,549      50,000           365 (F)      14,929 (D)        156,985

Year Ended December 31,
1992:
 Deducted from assets:
   Allowance for losses:
     Consumer:
      Finance receivables         $98,185     $47,985       $(2,014) (E)    $42,961 (C)       $101,195
      Assets held for sale                      3,021 (A)     1,200  (G)      2,015 (D)          2,206
     Commercial:
      Finance receivables         169,529      36,830        (2,138) (E)    117,052 (C)         87,169
      Assets held for sale        142,062                     2,030  (F)     22,543 (D)        121,549

Year Ended December 31,
1991:
 Deducted from assets:
   Allowance for losses:
     Consumer finance             $88,535     $42,214          $422  (B)    $32,986 (C)        $98,185
      receivables
     Commercial:
      Finance receivables          99,402     245,190        (2,449) (E)    172,614 (C)        169,529
      Assets held for sale                    121,125 (H)    20,937  (F)                       142,062


- --------------
(A)Provision charged to operating expenses for losses on disposal of repossessed assets.
(B)Increase in connection with purchase of receivables and other adjustments.
(C)Charges for net credit losses.
(D)Charges for losses on disposal of assets held for sale.
(E)Decrease  in 1993 and 1992 was due to foreign exchange and other adjustments.  The  decrease in  1991  was due to reclassification of valuation allowance on receivables reclassified  to assets  held  for sale of $(4,221,000); increase in connection with purchase of  receivables and foreign exchange and other adjustments of $1,772,000.
(F)Increase  in  1993 and 1992 was due to recoveries on assets held for sale, and in  1991  the increase  was  due to reclassification of valuation allowance on assets held for  sale  from repossessed  assets of $16,716,000 and from the allowance for losses on finance  receivables of $4,221,000.
(G)Reclassification of allowance for losses on accounts in process of foreclosure.
(H)Includes  special  charge  of $117,304,000 plus an additional provision  of  $3,821,000  for valuation allowance on assets held for sale.

PAGE 49

        TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

               SCHEDULE IX - SHORT-TERM BORROWINGS


          COL A.                COL. B         COL. C         COL. D         COL. E          COL. F
- -------------------------------------------------------------------------------------------------------
                                                             Maximum        Average
                                              Weighted        Amount         Amount         Weighted
                              Balance at      Average      Outstanding    Outstanding   Average Interest
CATEGORY OF AGGREGATE           End of     Interest Rate    During the     During the   Rate During the
SHORT-TERM BORROWINGS           Period         (D)(E)       Period (F)     Period (G)    Period (D)(H)
- --------------------------     ----------   ------------    -----------    -----------   --------------
                                           (dollar amounts in thousands)


Year Ended December 31,
1993:
 Commercial paper(A)            $1,080,249          3.17%     $1,080,249       $493,264            3.41%
 Bank loans(B)(C)                   84,644                        84,644         57,598            3.56%

Year Ended December 31,
1992:
 Commercial paper (A)                                               $853            $79            4.21%
 Bank loans (B)

Year Ended December 31,
1991:
 Commercial paper (A)                                            $38,560         $3,213            6.34%
 Bank loans (B)                                                   93,797          7,967


- ------------------
(A) Commercial  paper notes are issued for maturities up to 270 days  in  the  United
    States and 365 days in Canada.  Commercial paper balances have been reclassified to long-term debt to the extent of available noncancelable long-term lines of credit.
(B) Bank  loans  have been reclassified to long-term debt to the extent of  available noncancelable long-term lines of credit.
(C) All short-term bank loans outstanding were denominated in foreign currencies.
(D) Excludes  interest  rates  on  short-term  borrowings  denominated  in   foreign
    currencies.
(E) Computed  by dividing the annualized interest expense on the debt outstanding  at year end by the amount outstanding at year end.
(F) The  maximum outstanding during 1993, 1992 and 1991 for combined commercial paper and bank loans was $1,164,893,000, $853,000 and $132,357,000.
(G) Computed by dividing the total of the month-end balances outstanding by the number of months in the year.
(H) Computed by dividing the actual interest expense by the average debt outstanding.

PAGE 50


        TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                   COL. A                                       COL. B
- -------------------------------------------- -------------------------------------------
                                                   Charged to Costs and Expenses
                    ITEM                               Years Ended December 31,
                                             ----------------------------------------
                                                  1993           1992           1991
                                                -------        --------       -------
                                             (in thousands)
Amortization of intangible assets:
 Amortization of goodwill                           $11,658        $11,656        $12,456
 Amortization of other intangible assets              9,659          7,225          3,987
                                                    -------        -------        -------

   Total                                            $21,317        $18,881        $16,443
                                                    =======        =======        =======

Advertising costs                                   $20,246        $17,768        $16,502
                                                    =======        =======        =======

Maintenance and repairs                             $34,220        $49,193        $44,348
                                                    =======        =======        =======
