Form 10-Q
period 1994-03-31
TRANSAMERICA FINANCE CORP
filed 1994-05-13
CIK 99193

PAGE 1
                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1994

Commission File Number 1-6798

                 -------------------------------------

                   TRANSAMERICA FINANCE CORPORATION
        (Exact name of registrant as specified in its charter)

           Delaware                                  95-1077235
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

                        1150 South Olive Street
                    Los Angeles, California  90015
               (Address of principal executive offices)
                              (Zip Code)

                            (213) 742-4321
         (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  ----x-----     No--------

     Number of shares of common stock, $10 par value, outstanding as of close of business on May 12, 1994: 1,464,285 shares.

       The registrant meets the conditions set forth in General Instructions H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PAGE 2
                     PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries, for the periods ended March 31, 1994 and 1993, do not include complete financial information and should be read in conjunction with the Consolidated
Financial Statements filed with the Commission in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

      In the first quarter of 1994 Transamerica Finance Corporation and Subsidiaries ("the Company") adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This new standard requires the Company to report at fair value those investments which it does not have the positive intent and ability to hold to maturity. There is no effect on the income statement. The effect of this adjustment, net of federal income taxes, is recorded in a separate component of shareholder's equity. All of the Company's investments in debt securities have been classified as available for sale at March 31, 1994. As of that date the unrealized gain included in shareholder's equity as a result of adopting this new accounting standard was $1,691,000.

      On March 15, 1994, the Company acquired substantially all of the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets of Tiphook (collectively the "Container Operations") for $1,065,000,000 in cash. The Company assumed certain specified liabilities of the Container Operations including trade accounts payable. The Company did not assume any borrowings, tax liabilities or contingent liabilities of Tiphook. The Company paid to Tiphook $1,000,000,000, with further payments of $14,265,000 to be made upon delivery of bills of sale and releases of liens, and delivered $50,735,000 to escrow agents for the establishment of a general escrow account ($40,400,000) and a repairs escrow account ($10,335,000).

      Adjustments to the purchase price, if any, will be determined on completion of examination of the closing balance sheet of the Container Operations as of March 15, 1994 by the Company's auditors and Tiphook's
auditors.   Unresolved disputes, if any, will be referred to a third
independent auditor.

     Tiphook, at the closing, entered into a non-compete agreement with the Company prohibiting Tiphook and its affiliates from competing with
the  Container  Operations  for a period of  seven  years.   After the
closing, Tiphook is providing certain transitional services to the Company pursuant to the terms of a transitional services agreement. Tiphook has granted the Company an exclusive, perpetual license to the name "Tiphook" in the business of leasing containers (on a worldwide basis) and tank chassis (in the United States). The transaction was accounted for as a purchase and the operations of the business included in the consolidated statement of income from the date of acquisition.

      Had the acquisition of the Container Operations been accomplished as of January 1, 1993, revenues for the Company would have been approxi-mately $400,000,000 for each of the three month periods ended March 31, 1994 and 1993. The pro forma effect on net income would have been immaterial. This information is for illustrative purposes only and is not necessarily indicative of the future results of operations of the combined company, or of the results of the operations of the combined company that would have actually occurred had the transaction been in effect for the periods presented. In addition, it should be noted that Transamerica Finance Corporation's financial statements reflect the acquisition from March 15, 1994, the closing date of the transaction.

                                 ****

     The consolidated ratios of earnings to fixed charges were computed by dividing earnings before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense, and one-third of rent expense, which approximates the interest factor.

      Certain amounts for 1993 have been reclassified to conform with the 1994 presentation.

          TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET
                 (in thousands, except for share data)


                                                March 31,   December 31,
                                                   1994         1993
                                                -----------  -----------
ASSETS
Cash and cash equivalents                       $    19,452  $    29,321
Investments - available for sale                    113,650      110,078

Finance receivables, net of unearned finance
  charges and insurance premiums:
 Consumer lending                                 3,627,044    3,650,523
 Commercial lending                               2,861,593    2,600,447
                                                -----------  -----------
   Net finance receivables                        6,488,637    6,250,970
 Less allowance for losses                          186,184      179,392
                                                -----------  -----------
                                                  6,302,453    6,071,578
Property and equipment - less accumulated
   depreciation:
 Land, buildings and equipment                       44,216       43,784
 Equipment held for lease                         2,477,753    1,306,458
Investments in and advances to affiliates           304,723      371,012
Goodwill, less accumulated amortization             369,453      372,368

Assets held for sale                                391,152      386,300
Less valuation allowance                            157,852      159,532
                                                -----------  -----------
                                                    233,300      226,768
Other assets                                        581,178      500,003
                                                -----------  -----------

                                                $10,446,178  $ 9,031,370
                                                ===========  ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
 Unsubordinated                                 $ 7,419,603  $ 6,335,378
 Subordinated                                       696,125      696,125
                                                -----------  -----------
   Total debt                                     8,115,728    7,031,503

Accounts payable and other liabilities              665,307      483,939
Income taxes payable                                 93,994       66,307
Shareholder's equity:
 Preferred stock  - authorized, 250,000 shares
    without par value; none issued
 Common stock - authorized, 2,500,000 shares
    of $10 par value; issued and outstanding,
      1,464,285 shares                               14,643       14,643
 Additional paid-in capital                       1,437,508    1,356,533
 Retained earnings                                  127,885       87,105
 Net unrealized gain from investments marked          1,691
    to fair value
 Foreign currency translation adjustments           (10,578)      (8,660)
                                                -----------  -----------
   Total shareholder's equity                     1,571,149    1,449,621
                                                -----------  -----------

                                                $10,446,178  $ 9,031,370
                                                ===========  ===========

           TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF INCOME
                     (dollar amounts in thousands)



                                              Three Months Ended March 31,
                                                      1994       1993
                                                    --------   --------
REVENUES
Finance charges                                     $231,139   $230,867
Leasing revenues                                     113,621     89,676
Servicing fees                                           138        300
Income from affiliates                                 4,339      4,775
Other                                                 10,740     13,729
                                                    --------   --------

   Total revenues                                    359,977    339,347
                                                    --------   --------

EXPENSES
Interest and debt expense                            101,926    106,760
Depreciation on equipment held for lease              32,617     23,454
Salaries and other operating expenses                133,161    121,191
Provision for losses on receivables                   23,154     19,834
                                                    --------   --------

   Total expenses                                    290,858    271,239
                                                    --------   --------

Income before income taxes                            69,119     68,108
Income taxes                                          28,339     28,055
                                                    --------   --------

Net income                                          $ 40,780    $ 40,053
                                                    ========    ========

Ratio of earnings to fixed charges                      1.65       1.61


              CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                            (in thousands)

Balance at beginning of year                         $87,105    $62,308
Net income                                            40,780     40,053
Cash dividends declared                                         (22,000)
                                                     -------   --------

Balance at end of period                            $127,885    $80,361
                                                    ========   ========

PAGE 6
           TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands)


                                               Three Months Ended March 31,
                                                   1994          1993
                                               ------------  ------------
OPERATING ACTIVITIES
Net income                                     $     40,780  $     40,053
Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation and amortization of goodwill           38,474        29,130
 Provision for losses on receivables                 23,154        19,834
 Amortization of discount on long-term debt           6,089         8,409
 Change in accounts payable and other
   liabilities                                      125,967        86,063
 Change in income taxes payable                      41,953       (21,327)
 Other                                              (50,587)       32,132
                                               ------------  ------------

   Net cash provided by operating activities        225,830       194,294
                                               ------------  ------------

INVESTING ACTIVITIES
Finance receivables originated or purchased      (3,692,318)   (2,634,527)
Finance receivables collected or sold             3,418,378     2,425,927
Purchase of property and equipment                 (114,310)      (75,097)
Sales of property and equipment                       6,956        17,401
Purchase of investments                              (5,470)       (8,021)
Sales or maturities of investments                    3,589         6,911
Decrease in investments in and advances
   to affiliates                                     66,289        10,212
Purchase of the container division assets
   of Tiphook plc                                (1,065,000)
Other                                               (12,923)      (10,385)
                                               ------------  ------------

   Net cash used by investing activities         (1,394,809)     (267,579)
                                                ------------  ------------

FINANCING ACTIVITIES
Proceeds from debt financing                      2,831,591     1,544,714
Payments of debt                                 (1,753,456)   (1,388,036)
Capital contribution from parent company             80,975
Cash dividends paid                                               (47,000)
                                               ------------  ------------

   Net cash provided by financing activities      1,159,110       109,678
                                               ------------  ------------

Increase (decrease) in cash and cash
   equivalents                                       (9,869)       36,393
Cash and cash equivalents at beginning of
year                                                 29,321        60,495
                                               ------------  ------------

Cash and cash equivalents at end of period     $     19,452  $     96,888
                                               ============  ============

           TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
                             OF OPERATIONS


   The following table sets forth revenues and net income by line of business for the periods indicated (in thousands):

                                 Three Months Ended March 31,
                                Revenues             Net Income
                           -------------------    ----------------
                             1994       1993       1994       1993
                           --------   --------    -------    -------

Consumer lending           $162,630   $159,148    $21,222    $23,792
Commercial lending           80,538     85,236      9,303      5,837
Leasing                     116,735     94,942     12,969     13,237
Unallocated items                74         21        201        101
Amortization of goodwill                           (2,915)    (2,914)
                          ---------  ---------  ---------  ---------
  Total revenues and net
    income                 $359,977   $339,347    $40,780    $40,053
                          =========  =========  =========  =========

Consumer Lending

  Consumer lending income, before the amortization of goodwill, for the first quarter of 1994 decreased $2,570,000 (11%) from the first quarter of 1993 due to increased operating expenses and an increased provision for losses on receivables that more than offset higher revenues and lower interest expense.

   Revenues increased $3,482,000 (2%) in the first quarter of 1994 compared to 1993's first quarter mainly due to increased finance charges resulting from slightly higher average finance receivables outstanding.

  Operating expenses for the first quarter of 1994 increased $5,937,000 (13%) over the first quarter of 1993 mainly due to an increase in the number of branches, from 515 at March 31, 1993 to 570 at March 31, 1994, and new loan products, which are intended to stimulate future growth. The provision for losses on receivables increased $5,111,000 (45%) due to increased credit losses. Credit losses, net of recoveries, on an annualized basis as a percentage of average consumer finance receivables outstanding, net of unearned finance charges and insurance premiums, were 1.89% for the first quarter of 1994 compared to 1.23% for the first quarter of 1993. Credit losses increased mainly due to continued sluggishness in the California economy and a continued weak California real estate market. Interest expense declined $3,091,000 (5%) due to a lower average interest rate.

  Net consumer finance receivables at March 31, 1994 included $3,001,300,000 of real estate secured loans, principally first and second mortgages secured by residential properties, of which approximately 48% are located in California. Company policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers at the time of loan origination.

  Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $84,729,000 (2.23% of finance receivables outstanding) at March 31, 1994 compared to $76,781,000 (2.00% of finance receivables outstanding) at December 3,1 1993 and $67,666,000 (1.79% of finance receivables outstanding) at March 31,1993. Management has established an allowance for losses equal to 2.83% of net consumer finance receivables outstanding at March 31, 1994, December 31, 1993 and March 31, 1993.

  Generally, by the time an account secured by residential real estate becomes past due 90 days, foreclosure proceedings have begun, at which time the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs, and are reclassified to assets held for sale. Accounts in foreclosure and repossessed assets held for sale totaled $233,636,000 at March 31, 1994 compared to $214,665,000 at December 31, 1993 and $200,068,000 at March 31, 1993. The increases primarily reflect higher numbers of units in inventory in California due to its continuing weak real estate market.

Commercial Lending

  Commercial lending income, before the amortization of goodwill, for the first quarter of 1994 increased $3,466,000 (59%) over the first quarter of 1993. The increase was primarily due to stronger margins brought about by the declining interest rate environment. The interest rates at which the commercial lending operation borrows funds for its businesses have moved more quickly than the rates at which it lends to its customers. As a result, margins have been enhanced by the declining interest rate environment. Lower operating expenses and a lower provision for losses also contributed to the increase.

  Revenues in the first quarter of 1994 decreased $4,698,000 (6%) from the first quarter of 1993 mainly as a result of lower finance charges in the liquidating portfolio and slightly reduced yields attributable to the current low interest rate environment.

  Expenses decreased in the first quarter of 1994 by $10,113,000 (13%) from the first quarter of 1993. Interest expense declined $5,287,000 (18%) due to a lower average interest rate. Operating expenses declined $3,035,000 (8%) mainly as a result of reduced expenses incurred relating to the management of the liquidating portfolio and restructuring of the commercial lending unit's infrastructure. The provision for losses on receivables declined $1,791,000 (21%) principally due to lower credit losses. Credit losses, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were a negative 0.13% as recoveries on previously recorded losses exceeded credit losses for the first quarter of 1994 compared to 1.73% in 1993's first quarter.

  Net commercial finance receivables outstanding increased $261,146,000 (10%) from December 31, 1993 to March 31, 1994 due to growth in the inventory finance and business credit portfolios. Management has established an allowance for losses equal to 2.92% of net commercial finance receivables outstanding as of March 31, 1994 compared to 2.93% at December 31, 1993 and 3.04% at March 31, 1993.

  Delinquent receivables, which are defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due, were $23,874,000 (0.82% of receivables outstanding) at March 31, 1994 compared to $26,940,000 (1.02% of receivables outstanding) at December 31, 1993 and $55,394,000 (1.96% of receivables outstanding) at March 31, 1993.

  Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful, were $32,780,000 (1.13% of receivables outstanding) at March 31, 1994 compared to $31,763,000 (1.20% of receivables outstanding) at December 31, 1993 and $72,432,000 (2.57% of receivables outstanding) at March 31, 1993.

  Assets held for sale as of March 31, 1994 totaled $79,805,000, net of a $155,305,000 valuation allowance, and consisted of rent-to-own finance receivables of $111,320,000, repossessed rent-to-own stores of $104,900,000 and other repossessed assets of $18,890,000. Assets held for sale at December 31, 1993 totaled $90,114,000, net of a $156,985,000 valuation allowance, and comprised rent-to-own finance receivables of $120,469,000, repossessed rent-to-own stores of
$107,227,000 and other repossessed assets of $19,403,000.    Assets
held for sale at March 31, 1993 totaled $175,435,000, net of a $119,877,000 valuation allowance, and comprised rent-to-own finance receivables of $161,452,000, repossessed rent-to-own stores of $103,613,000 and other repossessed assets of $30,247,000. Of the rent-to-own finance receivables, $26,842,000 were classified as both delinquent and nonearning at March 31, 1994 compared to $27,489,000 at December 31, 1993 and $35,607,000 at March 31, 1993.

Leasing

  As previously discussed on Page 2, on March 15, 1994, the leasing operation purchased substantially all of the assets of the container rental businesses of Tiphook plc for $1,065,000 in cash. The acquired fleet of standard containers and tank containers totaled 363,000 units. The transaction has been accounted for as a purchase and the operations of the business acquired have been included in the results of the leasing operation from the date of acquisition. Results for the first quarter include the sixteen days of operations subsequent to the acquisition and reduced net income for the quarter by $327,000.

  Leasing income, excluding the effect of Tiphook discussed above and before the amortization of goodwill, for the first quarter of 1994 increased $59,000 (-%) from the first quarter of 1993 mainly as a result of higher utilization in the rail trailer business.

  Revenues, including $8,763,000 from the Tiphook operation, for the first quarter of 1994 increased $21,793,000 (23%) over the first quarter of 1993. The increase was mainly due to a larger standard and refrigerated container fleet, higher utilization in the rail trailer and European trailer product lines and a larger finance lease portfolio.

  Expenses, including $9,280,000 from the Tiphook operation, for the first quarter of 1994 increased $21,874,000 (30%) over the first quarter of 1993 mainly due to higher ownership and operating costs due to a larger fleet.

  The combined utilization (including Tiphook) of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 82% for the first quarter of 1994 compared to 81% during the first quarter of 1993. Rail trailer utilization was 90% for the first quarter of 1994 compared to 86% in the first quarter of 1993. European over-the-road trailer utilization was 96% during the 1994 first quarter compared to 86% during the comparable 1993 period.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Omitted in accordance with General Instructions H. See "Management's Discussion and Analysis of the Results of Operations" following the financial statements of the Registrant (Item I).

                       PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          EX-12   Computation of Ratio of Earnings to Fixed Charges.

     b)   Reports on Form 8-K.

       The Registrant filed on March 24, 1994 a report on Form 8-K dated March 15, 1994 relating to the purchase on March 15, 1994 of substantially all of the assets of the container rental division of Tiphook plc for $1,065,000 in cash. The report included the following financial statements:

       1. Financial statements of Tiphook Container Rental Company Limited and Tiphook Rentals Limited

          a) The following audited combined financial statements of Tiphook Container Rental Company Limited and Tiphook Rentals
               Limited:

               Independent Auditors' Report - April 30, 1993
               Combined Profit and Loss Statement - Year ended
                 April 30, 1993
               Combined Statement of Total Recognised Gains and Losses -
                 Year ended April 30, 1993
               Combined Balance Sheet - April 30, 1993
               Combined Cash Flow Statement - Year ended April 30, 1993 Notes to the Combined Financial Statements - Year ended
                 April 30, 1993

          b) The following unaudited interim financial statements of the Container Rental Businesses:

               Combined Profit and Loss Statement - Six months ended
                 October 31, 1993 and 1992
               Combined Statement of Total Recognised Gains and Losses
                 - Six months ended October 31, 1993 and 1992
               Combined Balance Sheet - October 31, 1993
               Combined Cash Flow Statement - Six months ended October 31,
                  1993 and 1992
               Notes to the Unaudited Combined Interim Financial
                  Information - Six months ended October 31, 1993

       2. Pro forma Financial Information of Transamerica Finance
          Corporation and Subsidiaries

            Pro forma Condensed Consolidated Balance Sheet -
              December 31, 1993
            Pro forma Condensed Consolidated Income Statement - Year
              ended December 31, 1993
            Notes to Pro forma Financial Information - December 31, 1993

                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TRANSAMERICA FINANCE CORPORATION
                                          (Registrant)


                                   By RAYMOND A. GOLAN
Date: May 13, 1994                 (Raymond A. Golan, Vice President,
                                   Controller and Chief Accounting Officer)