Form 10-Q
period 1994-06-30
TRANSAMERICA FINANCE CORP
filed 1994-08-12
CIK 99193

                   SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-Q

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended June 30, 1994

Commission File Number 1-6798

                   _____________________________________

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x      No
                                                    ______      ______

  Number of shares of common stock, $10 par value, outstanding as of close of business on August 11, 1994: 1,464,285 shares.

  The registrant meets the conditions set forth in General Instructions H(1)( a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                     PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

  The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company"), for the periods ended June 30, 1994 and 1993, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

  The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from the Company's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specified periods. In the normal course of its operations, the Company hedges some of this interest rate risk with financial instrument derivatives. Such derivatives comprise primarily interest rate swap agreements. Interest rate swap agreements are intended to help the Company match more closely the cash flow received from its assets to the payments on its liabilities. These agreements generally provide that one party pays interest at a floating rate and the other party pays interest at a fixed rate. While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At June 30, 1994, the interest rate swap agreeements are with banks rated A or better by one or more of the major credit rating agencies.

  The interest rate swap contracts are designated and accounted for as hedges of a portion of the Company's outstanding indebtedness, and their cost is amortized over the shorter of the lives of the contracts or the lives of the related liabilities. At June 30, 1994, such contracts comprise agreements in which the Company pays floating rate interest and receives fixed rate payments, at a weighted average rate of 6.98%, on the notional amount of $216 million; agreements whereby it makes fixed rate payments, at a weighted average interest rate of 6.23%, and receives flowting rate interest on the notional amount of $579.6 million; and agreements whereby it makes floating rate payments referenced to one index and receives floating rate interest referenced to another index on the notional amount of $101 million. The net present value of these interest rate swap agreements, which offset changes in the fair value of the hedged indebtedness, which in accordance with generally accepted accounting principles are also carried at amortized cost, resulted in a net obligation to counterparties of $200,000, comprising a gross obligation of $5.1 million and a gross benefit of $4.9 million.

  In the first quarter of 1994 the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This new standard requires the Company to report at fair value those investments which it does not have the positive intent and ability to hold to maturity. There is no effect on the income statement. The effect of this adjustment, net of federal income taxes, is recorded in a separate component of shareholder's equity. All of the Company's investments in debt securities have been classified as available for sale at June 30, 1994. As of that date the unrealized loss included in shareholder's equity as a result of adopting this new accounting standard was $1 million.

  On March 15, 1994, the Company acquired substantially all the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets of Tiphook (collectively the "Container Operations") for $1,065 million in cash. The Company assumed certain specified liabilities of the Container Operations including trade accounts payable. The Company did not assume any borrowings, tax liabilities or contingent liabilities of Tiphook. The Company paid to Tiphook $1 billion, with further payments of $14.3 million to be made upon delivery of bills of sale and releases of liens, and delivered $50.7 million to escrow agents for the establishment of a general escrow account ($40.4 million) and a repairs escrow account ($10.3 million).

  Adjustments to the purchase price, if any, will be determined on completion of examination of the closing balance sheet of the Container Operations as of March 15, 1994 by the Company's auditors and Tiphook's auditors. Unresolved disputes, if any, will be referred to a third independent auditor.

  Had the acquisition of the Container Operations been accomplished as of January 1, 1993, revenues for the Company would have been approximately $830 million and $800 million for the six month periods ended June 30, 1994 and 1993. The pro forma effect on net income would have been immaterial. This information is for illustrative purposes only and is not necessarily indicative of the future results of the operations of the combined company, or of the results of the operations of the combined company that would have actually occurred had the transaction been in effect for the periods presented. In addition, it should be noted that Transamerica Finance Corporation's financial statements reflect the acquisition from March 15, 1994, the closing date of the transaction.




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




                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                       (in millions, except for share data)

                                                          June 30,    December 31,
                                                            1994        1993
                                                          ________    ________
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . .  $     28.2   $    29.3
Investments - available for sale. . . . . . . . . . .       111.7       110.1

Finance receivables, net of unearned finance charges
  and insurance premiums:
     Consumer lending . . . . . . . . . . . . . . . .     3,783.7     3,650.5
     Commercial lending . . . . . . . . . . . . . . .     2,621.6     2,600.5
                                                         ________    ________
       Net finance receivables. . . . . . . . . . . .     6,405.3     6,251.0
     Less allowance for losses. . . . . . . . . . . .       188.9       179.4
                                                         ________    ________
                                                          6,216.4     6,071.6

Property and equipment - less accumulated depreciation:
  Land, buildings and equipment . . . . . . . . . . .        45.5        43.7
  Equipment held for lease. . . . . . . . . . . . . .     2,529.9     1,306.5
Investments in and advances to affiliates . . . . . .       300.4       371.0
Goodwill, less accumulated amortization . . . . . . .       366.5       372.4

Assets held for sale. . . . . . . . . . . . . . . . .       369.4       386.3
Less valuation allowance. . . . . . . . . . . . . . .       155.6       159.5
                                                         ________    _________
                                                            213.8       226.8
Other assets. . . . . . . . . . . . . . . . . . . . .       611.2       500.0
                                                         ________    _________
                                                       $ 10,423.6   $  9,031.4
                                                       ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Unsubordinated. . . . . . . . . . . . . . . . . . .  $  7,219.1   $ 6,335.4
  Subordinated. . . . . . . . . . . . . . . . . . . .       891.8       696.1
                                                         ________    _________
     Total debt . . . . . . . . . . . . . . . . . . .     8,110.9     7,031.5
Accounts payable and other liabilities. . . . . . . .       686.3       484.0
Income taxes payable. . . . . . . . . . . . . . . . .        79.9        66.3
Shareholder's equity:
  Preferred stock - authorized, 250,000 shares without
     par value; none issued
  Common stock - authorized, 2,500,000 shares of $10
     par value; issued and outstanding,
     1,464,285 shares . . . . . . . . . . . . . . . .        14.6        14.6
  Additional paid-in capital. . . . . . . . . . . . .     1,438.7     1,356.5
  Retained earnings . . . . . . . . . . . . . . . . .       101.8        87.1
  Net unrealized loss from investments marked to fair
     value. . . . . . . . . . . . . . . . . . . . . .        (1.0)
  Foreign currency translation adjustments. . . . . .        (7.6)       (8.6)
                                                         ________    _________
     Total shareholder's equity . . . . . . . . . . .     1,546.5     1,449.6
                                                         ________    _________

                                                       $  10,423.6  $  9,031.4
                                                      ===========   ==========



                 TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF INCOME
                           (dollar amounts in millions)


                                Six Months Ended June 30,   Three Months Ended June 30,
                                      1994      1993           1994         1993
                                     _______   ________        _______    ________
REVENUES
Finance charges . . . . . . . . . .  $ 478.7   $  463.4        $ 247.5    $  232.6
Leasing revenues. . . . . . . . . .    278.2      183.7          164.6        94.0
Servicing fees. . . . . . . . . . .      0.2        0.6            0.1         0.3
Income from affiliates. . . . . . .      8.6        8.9            4.3         4.1
Other . . . . . . . . . . . . . . .     23.9       27.0           13.1        13.3
                                     _______   ________        _______    ________

  Total revenues. . . . . . . . . .    789.6      683.6          429.6       344.3
                                     _______   ________        _______    ________

EXPENSES
Interest and debt expense . . . . .    220.8      212.0          118.9       105.2
Depreciation on equipment held for
 lease. . . . . . . . . . . . . . .     85.4       48.1           52.8        24.7
Salaries and other operating expenses  284.9      238.3          151.7       117.1
Provision for losses on receivables     46.7       47.4           23.5        27.6
                                     _______   ________        _______    ________

  Total expenses. . . . . . . . . .    637.8      545.8          346.9       274.6
                                     _______   ________        _______    ________

Income before income taxes. . . . .    151.8      137.8           82.7        69.7
Income taxes. . . . . . . . . . . .     62.1       56.5           33.8        28.5
                                     _______   ________        _______    ________

Net income. . . . . . . . . . . . .  $  89.7   $   81.3        $  48.9    $   41.2
                                     =======   ========        =======    ========
Ratio of earnings to fixed charges.     1.66       1.62


                    CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   (in millions)

                                Six Months Ended June 30,
                                       1994       1993
                                    ________   ________

Balance at beginning of year. . . .  $  87.1   $   62.3
Net income. . . . . . . . . . . . .     89.7       81.3
Cash dividends declared . . . . . .    (75.0)     (44.0)
                                     _______   ________

Balance at end of period. . . . . .  $ 101.8   $    99.6
                                     =======   =========





                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (in millions)



                                                     Six Months Ended June 30,
                                                         1994       1993
                                                       ________   ________

OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . .    $   89.7   $   81.3
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of goodwill . . . .        97.3       59.5
  Provision for losses on receivables . . . . . . .        46.7       47.4
  Amortization of discount on long-term debt. . . .        12.4       17.1
  Change in accounts payable and other liabilities.       164.3       75.2
  Change in income taxes payable. . . . . . . . . .        27.9      (23.7)
  Other . . . . . . . . . . . . . . . . . . . . . .       (51.7)      62.7
                                                       ________   ________

     Net cash provided by operating activities. . .       386.6      319.5
                                                       ________   ________

INVESTING ACTIVITIES
Finance receivables originated or purchased . . . .    (7,580.9)  (5,414.5)
Finance receivables collected or sold . . . . . . .     7,362.9    5,318.7
Purchase of property and equipment. . . . . . . . .      (242.2)    (189.1)
Sales of property and equipment . . . . . . . . . .        13.6       31.4
Purchase of investments . . . . . . . . . . . . . .        (5.5)     (18.5)
Sales or maturities of investments. . . . . . . . .         2.8       14.6
Decrease (increase) in investments in and advances
         to affiliates. . . . . . . . . . . . . . .        70.7      (10.3)
Purchase of the container division assets of
 Tiphook plc  . . . . . . . . . . . . . . . . . . .    (1,065.0)
Other . . . . . . . . . . . . . . . . . . . . . . .       (18.2)      (60.9)
                                                       ________   ________

     Net cash used by investing activities. . . . .    (1,461.8)    (328.6)
                                                       ________   ________

FINANCING ACTIVITIES
Proceeds from debt financing. . . . . . . . . . . .     4,829.2    2,599.8
Payments of debt. . . . . . . . . . . . . . . . . .    (3,762.2)  (2,476.4)
Capital contribution from parent company. . . . . .        82.1
Cash dividends paid . . . . . . . . . . . . . . . .       (75.0)     (69.0)
                                                       ________   ________

     Net cash provided by financing activities. . .     1,074.1       54.4
                                                       ________   ________

Increase (decrease) in cash and cash equivalents. .        (1.1)      45.3
Cash and cash equivalents at beginning of year. . .        29.3       60.5
                                                       ________   ________

Cash and cash equivalents at end of period. . . . .    $   28.2  $   105.8
                                                       ========  =========


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
                                   OF OPERATIONS



  The following table sets forth revenues and net income by line of business for the periods indicated (in millions):

                                               Six Months Ended June 30,
                                         _________________________________
                                             Revenues          Net Income
                                         _________________   ______________
                                         1994      1993       1994    1993
                                        _______    _______  _______  _______

Consumer lending. . . . . . . . . .     $ 337.1    $ 320.9  $  45.2  $  47.0
Commercial lending. . . . . . . . .       167.2      169.4     21.1     13.0
Leasing . . . . . . . . . . . . . .       285.2      193.3     28.7     26.9
Unallocated items . . . . . . . . .         0.1                 0.5      0.2
Amortization of goodwill. . . . . .                            (5.8)    (5.8)
                                        _______    _______  _______  _______

  Total revenues and net income . .     $ 789.6    $ 683.6  $  89.7  $  81.3
                                        =======    =======  =======  =======


Consumer Lending

  Consumer lending income, before the amortization of goodwill, for the first half of 1994 decreased $1.8 million (4%) from the first half of 1993. Excluding a $5.3 million benefit ($3.1 million after tax) recorded in the second quarter of 1993 from the reversal of reserves related to a 1990 sale of receivables to Transamerica Financial Services Finance Co. which subsequently were securitized, results for the first half of 1994 increased $1.3 million (3%) over the first half of 1993 due to higher revenues and lower interest expense that more than offset increased operating expenses and an increased provision for losses on receivables.

  Revenues increased $16.2 million (5%) in the first half of 1994 over the corresponding period of 1993 mainly due to increased finance charges resulting from higher average finance receivables outstanding and higher fees due to an increased volume of real estate secured loans.

  Interest expense for the first half of 1994 declined $4.5 million (4%) from the first half of 1993 due to a lower average interest rate. Operating expenses for the first half of 1994 increased $17.6 million (20%) over the corresponding period of 1993. Excluding the $5.3 million reserve reversal recorded in the second quarter of 1993, operating expenses in the first half of 1994 increased $12.3 million (13%) mainly due to an increase in the number of branches, from 534 at June 30, 1993 to 582 at June 30, 1994, and costs of developing new loan products. The provision for losses on receivables for the first half of 1994 increased due to increased credit losses and increased growth in net finance receivables over the first half of 1993. The provision for the first half of 1994 increased $6.9 million (24%). Credit losses, net of recoveries, on an annualized basis as a percentage of average consumer finance receivables outstanding, net of unearned finance charges and insurance premiums, were 1.81% for the first half of 1994 compared to 1.54% for the first half of 1993. Credit losses increased mainly due to continued sluggishness in the California economy and a continued weak California real estate market.

  Net consumer finance receivables at June 30, 1994 included $3.1 billion of real estate secured loans, principally first and second mortgages secured by residential properties, of which approximately 47% are located in California. Company policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers at the time of loan origination.

  Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $81.3 million (2.05% of finance receivables outstanding) at June 30, 1994 compared to $76.8 million (2.00% of finance receivables outstanding) at December 31, 1993 and $73 million (1.92% of finance receivables outstanding) at June 30, 1993. Management has established an allowance for losses equal to 2.83% of net consumer finance receivables outstanding at June 30, 1994, December 31, 1993 and June 30, 1993.

  Generally, by the time an account secured by residential real estate becomes past due 90 days, foreclosure proceedings have begun, at which time the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs, and are reclassified to assets held for sale. Accounts in foreclosure and repossessed assets held for sale totaled $236.1 million at June 30, 1994 compared to $214.7 million at December 31, 1993 and $190.3 million at June 30, 1993. The increases primarily reflect higher inventory in California due to its continuing weak real estate market.

Commercial Lending

  Commercial lending income, before the amortization of goodwill, for the first half of 1994 increased $8.1 million (62%) over the first half of 1993. The increase was primarily due to a lower provision for losses on receivables and stronger margins. Stronger margins were a result of the higher spread between the indices at which the commercial lending operation lends to customers and the indices at which funds are borrowed.

  Revenues in the first half of 1994 decreased $2.2 million (1%) from the corresponding period of 1993. This was primarily a result of reduced yields attributable to the low interest rate environment during the first quarter of 1994, which was partially offset by increased yields during the second quarter of 1994 as a result of rising interest rates.

  Interest expense declined $4.9 million (8%) compared to the first half of 1993 primarily as a result of a lower average interest rate. Operating expenses declined $3.2 million (4%) during the first half of 1994 from the same period in 1993 primarily due to reduced expenses incurred relating to the management of the liquidating portfolio. The provision for losses on receivables in the first half of 1994 was $7.7 million (42%) less than in the first half of 1993 principally due to lower credit losses and lower nonearning and delinquent receivables. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.31% for the first half of 1994 compared to 1.08% in the first half of 1993.

  Net commercial finance receivables outstanding increased $21.2 million (1%) from December 31, 1993 due to growth in the business credit portfolio. The allowance for losses was 3.12% of net commercial finance receivables outstanding as of June 30, 1994 compared to 2.93% at December 31, 1993 and 3.53% at June 30, 1993.

  Delinquent receivables, which are defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due, were $19.6 million (0.74% of receivables outstanding) at June 30, 1994 compared to $26.9 million (1.02% of receivables outstanding) at December 31, 1993 and $48.1 million (1.83% of receivables outstanding) at June 30, 1993.

 Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful, were $26.4 million (0.99% of receivables outstanding) at June 30, 1994 compared to $31.8 million (1.20% of receivables outstanding) at December 31, 1993 and $67.4 million (2.56% of receivables outstanding) at June 30, 1993.

  Assets held for sale as of June 30, 1994 totaled $55.7 million, net of a $153.1 million valuation allowance, and consisted of rent-to-own finance receivables of $91 million, repossessed rent-to-own stores of $106.6 million and other repossessed assets of $11.2 million. Assets held for sale at December 31, 1993 totaled $90.1 million, net of a $157 million valuation allowance, and comprised rent-to-own finance receivables of $120.5 million, repossessed rent-to-own stores of $107.2 million and other repossessed assets of $19.4 million. Assets held for sale at June 30, 1993 totaled $152.2 million, net of a $108.5 million valuation allowance, and comprised rent-to-own finance receivables of $136.9 million, repossessed rent-to-own stores of $103.3 million and other repossessed assets of $20.5 million. Of the rent-to-own finance receivables, $26.1 million were classified as both delinquent and nonearning at June 30, 1994 compared to $27.5 million at December 31, 1993 and $27.4 million at June 30, 1993.

Leasing

  As previously discussed above, Part 1., Item 1., on March 15, 1994, the leasing operation purchased substantially all of the assets of the container rental businesses of Tiphook plc for $1,065 million in cash. The acquired fleet of standard containers and tank containers totaled 363,000 units. The transaction has been accounted for as a purchase and the operations of the business acquired have been included in the results of the leasing operation from the date of acquisition.

  Leasing income, before the amortization of goodwill, for the first half of 1994 increased $1.8 million (7%) over the first half of 1993 principally due to a larger fleet size, higher fleet utilization in the rail trailer, chassis and European trailer lines and an increased finance lease portfolio, partially offset by a lower gain on disposal of units and lower utilization and rates in the standard container line.

  Revenues for the first half of 1994 increased $91.9 million (48%) over the first half of 1993. The increase was mainly due to the Tiphook acquisition of standard and tank containers, a larger fleet of new standard and refrigerated containers, higher utilization in the rail trailer, chassis and European trailer product lines and a larger finance lease portfolio.

  Expenses for the first half of 1994 increased $88 million (58%) over the first half of 1993 mainly due to higher ownership and operating costs of a larger fleet.

  The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 81% for the first half of 1994 compared to 82% for the first half of 1993. Rail trailer utilization was 92% for the first half of 1994 compared to 88% for the first half of 1993. European trailer utilization was 96% for the first half of 1994 compared to 87% for the first half of 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Omitted in accordance with General Instructions H. See "Management's Discussion and Analysis of the Results of Operations" following the financial statements of the Registrant (Item I).

                           PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     a)Exhibits.

        EX-12 Computation of Ratio of Earnings to Fixed Charges.

     b) Reports on Form 8-K.

        None.



                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TRANSAMERICA FINANCE CORPORATION
                                              (Registrant)


Dated: August 12, 1994            By RAYMOND A. GOLAN
                                  (Raymond A. Golan, Vice President, Controller
                                         and Chief Accounting Officer)