Form 10-Q
period 1994-09-30
TRANSAMERICA FINANCE CORP
filed 1994-11-14
CIK 99193

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                             FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1994

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____x_____     No  _______

      Number of shares of common stock, $10 par value, outstanding as of close of business on November 11, 1994: 1,464,285 shares.

      The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                   PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the Company), for the periods ended September 30, 1994 and 1993, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

     The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from the Company's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specific periods. In the normal course of its operations, the Company hedges some of its interest rate risk with financial instrument derivatives. Such derivatives comprise primarily interest rate swap agreements. Interest rate swap agreements are intended to help the Company to more closely match the cash flow received from its assets to the payments on its liabilities. These agreements generally provide that one party pays interest at a floating rate and the other party pays interest at a fixed rate. While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due
to the credit rating of the counterparties.   At September 30, 1994, the
interest rate swap agreements are with banks rated A or better by one or more of the major credit rating agencies.

     The interest rate swap contracts are designated and accounted for as hedges of a portion of the Company's outstanding indebtedness, and their cost is amortized over the shorter of the lives of the contracts or the lives of the related liabilities. At September 30, 1994, such contracts comprise agreements in which the Company pays floating rate interest and receives fixed rate payments, at a weighted average rate of 7.23%, on an aggregate notional amount of $266 million; agreements whereby it makes fixed rate payments, at a weighted average interest rate of 6.76%, and receives floating rate interest on an aggregate notional amount of $525.7 million; and agreements whereby it makes floating rate payments referenced to one index and receives floating rate interest referenced to another index on an aggregate notional amount of $210 million. The net present value of these interest rate swap agreements, which offset changes in the fair value of the hedged indebtedness, which in accordance with generally accepted accounting principles are also carried at amortized cost, was a net benefit from counterparties of $3.6 million, comprising a gross obligation of $3.8 million and a gross benefit of $7.4 million.

     In the first quarter of 1994 the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This new standard requires the Company to report at fair value those investments which it does not have the positive intent and ability to hold to maturity. The effect of this adjustment, net of federal income taxes, is recorded in a separate component of shareholder's equity. There is no effect on the income statement. All of the Company's investments in debt securities have been classified as available for sale at September 30, 1994.

     On March 15, 1994, the Company acquired substantially all the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets (collectively the "Container Operations") for $1,051 million in cash. The Company assumed certain specified liabilities of the Container Operations including trade accounts payable. The Company did not assume any borrowings, tax liabilities or contingent liabilities of Tiphook. On March 15, 1994, the Company paid to Tiphook $1 billion and delivered $50.7 million to escrow agents for the establishment of a general escrow account ($40.4 million) and a repairs escrow account ($10.3 million). Subsequently, the Company has made further payments of $15.6 million upon delivery of certain bills of sale and releases of liens pending at the date of close.

      Upon completion of examination of the closing balance sheet of the Container Operations as of March 15, 1994 by the Company's auditors and Tiphook's auditors, certain purchase price adjustments were agreed to on September 19, 1994 and resulted in a $15.3 million purchase price reduction. The funds were paid to the Company from the escrow accounts, discussed above, in October 1994.

       Had the acquisition of the Container Operations been accomplished as of January 1, 1993, revenues for the Company would have been approximately $1,260 million and $1,220 million for the nine month periods ended September 30, 1994 and 1993. The pro forma effect on net income would have been immaterial. This information is for illustrative purposes only and is not necessarily indicative of the future results of the operations of the combined company, or of the results of the operations of the combined company that would have actually occurred had the transaction been in effect for the periods presented. In addition, it should be noted that Transamerica Finance Corporation's financial statements reflect the acquisition from March 15, 1994, the closing date of the transaction.

                         **********

      The consolidated ratios of earnings to fixed charges were computed by dividing income before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense, and one-third of rent expense, which approximates the interest factor.

      Certain amounts for 1993 have been reclassified to conform with the 1994 presentation.

         TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET



                                                   September 30,  December 31,
                                                       1994           1993
                                                       -----          ----
ASSETS
Cash and cash equivalents                           $    29.0      $   29.3
Investments - available for sale                        110.4         110.1

Finance receivables, net of unearned finance
charges and insurance premiums:
 Consumer lending                                     3,992.8       3,650.5
 Commercial lending                                   2,710.4       2,600.5
                                                    ---------      --------
   Net finance receivables                            6,703.2       6,251.0
 Less allowance for losses                              198.7         179.4
                                                    ---------      --------
                                                      6,504.5       6,071.6
Property and equipment - less accumulated
depreciation:
 Land, buildings and equipment                           48.9          43.7
 Equipment held for lease                             2,589.6       1,306.5
Investments in and advances to affiliates               272.6         371.0
Goodwill, less accumulated amortization                 354.5         372.4
Assets held for sale                                    254.2         386.3
Less valuation allowance                                 73.6         159.5
                                                    ---------      --------
                                                        180.6         226.8
Other assets                                            692.9         500.0
                                                    ---------      --------
                                                    $10,783.0      $9,031.4

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
 Unsubordinated                                     $ 7,577.2      $6,335.4
   Subordinated                                         845.3         696.1
                                                    ---------      --------
   Total debt                                         8,422.5       7,031.5
Accounts payable and other liabilities
Income taxes payable                                    704.5         484.0
Shareholder's equity:                                    87.3          66.3
 Preferred stock - authorized, 250,000 shares
   without par value; none issued
 Common stock - authorized, 2,500,000 shares of
  $10 par value; issued and outstanding, 1,464,285
   shares                                                14.6          14.6
 Additional paid-in capital                           1,455.7       1,356.5
 Retained earnings                                      109.0          87.1
 Net unrealized loss from investments marked to          (2.2)
   fair value
 Foreign currency translation adjustments                (8.4)         (8.6)
                                                    ---------      --------
   Total shareholder's equity                         1,568.7       1,449.6
                                                    ---------      --------

                                                    $10,783.0      $9,031.4
                                                    =========      ========


(Amounts in millions except for share data)

         TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF INCOME



                                  Nine Months Ended    Three Months Ended
                                    September 30,         September 30,
                                  1994        1993      1994        1993
                                --------    --------   -------    -------
REVENUES
Finance charges                 $  729.5    $  696.6   $ 250.8    $ 233.2
Leasing revenues                   445.0       282.7     166.8       99.0
Servicing fees                       0.3         0.8       0.1        0.2
Income from affiliates              12.9        13.2       4.3        4.3
Other                               36.7        40.5      12.8       13.5
                                --------     -------    ------     ------

   Total revenues                1,224.4     1,033.8     434.8      350.2
                                --------    --------    ------     ------
EXPENSES
Interest and debt expense          347.2       313.0     126.4      101.0
Depreciation on equipment          140.7        74.3      55.3       26.2
  held for lease
Salaries and other                 435.6       385.7     150.7      147.4
  operating expenses
Provision for losses on
  receivables                       74.0        68.7      27.3       21.3
Provision for losses on assets
  held for sale                                 50.0                 50.0
                                --------    --------    ------     ------

   Total expenses                  997.5       891.7     359.7      345.9
                                --------    --------    ------     ------

Income before income taxes         226.9       142.1      75.1        4.3
Income taxes                        90.0        63.2      27.9        6.7
                                --------    --------    ------     ------
Net income (loss)               $  136.9    $   78.9    $ 47.2     $ (2.4)
                                ========    ========    ======     ======

Ratio of earnings to
  fixed charges                    1.62        1.43


            CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                  Nine Months Ended
                                    September 30,
                                  1994         1993
                                 ------       -----

Balance at beginning of year    $  87.1      $ 62.3
Net income                        136.9        78.9
Cash dividends declared          (115.0)      (75.0)

                                -------      ------
Balance at end of period        $ 109.0      $ 66.2
                                =======      ======

(Dollar amounts in millions)

         TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS


                                                          Nine Months Ended
                                                            September 30,
                                                        1994          1993
                                                        ----          ----
OPERATING ACTIVITIES
Net income                                         $    136.9    $    78.9
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of goodwill           159.5         91.3
    Provision for losses on receivables                  74.0         68.7
    Provision for losses on assets held for sale                      50.0
    Amortization of discount on long-term debt           17.3         23.9
    Change in accounts payable and other                121.6         67.4
     liabilities
    Change in income taxes payable                       20.9        (20.8)
    Other                                                89.7         95.7
                                                   ----------    ---------

     Net cash provided by operating activities          619.9        455.1
                                                   ----------    ---------
INVESTING ACTIVITIES
Finance receivables originated or purchased         (11,588.6)    (8,333.8)
Finance receivables collected or sold                11,031.6      8,224.5
Purchase of property and equipment                     (391.9)      (297.4)
Sales of property and equipment                          28.6         30.8
Purchase of investments                                  (6.8)       (26.5)
Sales or maturities of investments                        4.3         19.8
Decrease (increase) in investments in and
  advances to affiliates                                 98.4        (55.6)
Purchase of the container division assets of
  Tiphook plc                                        (1,051.0)
Other                                                  (102.7)      (107.5)
                                                   ----------    ---------
   Net cash used by investing activities             (1,978.1)      (545.7)
                                                   ----------    ---------
FINANCING ACTIVITIES
Proceeds from debt financing                          5,714.3      3,902.6
Payments of debt                                     (4,340.6)    (3,726.7)
Capital contribution from parent company                 99.2
Cash dividends paid                                    (115.0)      (100.0)
                                                   ----------    ---------
   Net cash provided by financing activities          1,357.9         75.9
                                                   ----------     ---------

Decrease in cash and cash equivalents                    (0.3)       (14.7)
Cash and cash equivalents at beginning of year           29.3         60.5
                                                   ----------   ----------

Cash and cash equivalents at end of period         $     29.0   $     45.8
                                                   ==========   ==========


(Amounts in millions)

Page 7
         TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
                           OF OPERATIONS

   The following table sets forth revenues and income by line of business for the periods indicated:


                                   Nine Months Ended September 30,
                             __________________________________________
                                   Revenues                  Income
                             __________________       _________________
                              1994        1993         1994       1993
                             _____        _____       ______     ______

                                          (Amounts in millions)

Consumer lending            $  513.0   $   486.5      $ 67.8     $ 70.7
Commercial lending             254.4       250.3        32.2      (22.6)
Leasing                        456.6       297.2        45.1       37.6
Unallocated items                0.4        (0.2)        0.5        1.9
Amortization of goodwill                                (8.7)      (8.7)
                            --------    --------      ------     ------
  Total revenues and net    $1,224.4    $1,033.8      $136.9     $ 78.9
       income               ========    ========      ======     ======


Consumer Lending

    Consumer lending net income for the first nine months of 1994 was $67.7 million compared to $70.7 million for the first nine months of 1993. Consumer lending income, before the amortization of goodwill, for the first nine months of 1994 decreased $3 million (4%) from the first nine months of 1993. Excluding a $5.3 million benefit ($3.1 million after tax) recorded in the second quarter of 1993 from the reversal of reserves related to a 1990 sale of receivables to Transamerica Financial Services Finance Co. which subsequently were securitized, income for the first nine months of 1994 increased $100,000 (-%). The increase resulted from higher revenues and lower interest expense that more than offset increased operating expenses and an increased provision for losses on receivables.

    Revenues increased $26.5 million (5%) in the first nine months of 1994 over the first nine months of 1993 mainly due to increased finance charges resulting from higher average finance receivables outstanding and higher fees due to an increased volume of real estate secured loans.

    Interest expense for the first nine months of 1994 declined
$100,000 (-%) from the first nine months of 1993 due to a lower average interest rate on long-term debt as a result of the maturity of certain high-coupon debt replaced at lower rates, which more than offset the increase in short-term rates and the cost of increased borrowings as a result of the higher level of receivables outstanding. Operating expenses for the first nine months of 1994 increased $20.7 million
(15%) over the first nine months of 1993. Excluding the $5.3 million reserve reversal recorded in the second quarter of 1993, operating expenses in the first nine months of 1994 increased $15.4 million (11%). The increase was mainly due to an increase in the number of branches, from 536 at September 30, 1993 to 565 at September 30, 1994, and
costs of developing new loan information systems to handle additional loan products.  The provision for losses on receivables for the first nine months of 1994 increased $14.4 million (33%) due to increased credit losses and increased growth in net finance receivables over the first nine months of 1993. Credit losses, net of recoveries, on an annualized basis as a percentage of average consumer finance receivables outstanding, net of unearned finance charges and insurance premiums, were 1.86% for the first nine months of 1994 compared to 1.54% for the first nine months of 1993. Credit losses increased mainly due to continued sluggishness in the California economy and a continued weak California real estate market. Any change in the trend of credit losses is somewhat dependent upon overall changes in economic conditions and the
California real estate market.   The outlook in both areas remains
uncertain.

   Net consumer finance receivables at September 30, 1994 included $3.2 billion of real estate secured loans, principally first and second mortgages secured by residential properties, of which approximately 47% are located in California. Company policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers at the time of loan origination.

     Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $85.6 million (2.04% of finance receivables outstanding) at September
30, 1994 compared to $76.8 million (2.00% of finance receivables outstanding) at December 31, 1993. Management has established an allowance for losses equal to 2.83% of net consumer finance receivables outstanding at September 30, 1994 and December 31, 1993.

    Generally, by the time an account secured by residential real estate becomes past due 90 days, foreclosure proceedings have begun, at which time the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs, and are reclassified to assets held for sale. Accounts in foreclosure and repossessed assets held for sale totaled $236.5 million at September 30, 1994 compared to $214.7 million at December 31, 1993. The increase primarily reflects higher inventory in California due to California's continuing weak real estate market and resultant longer disposal times. Since future improvement may be impacted by factors such as economic conditions and the state of the real estate market, the extent and timing of any change in the trend of foreclosures and repossessed assets remains uncertain.

Commercial Lending

   Commercial lending net income for the first nine months of 1994 was $25.1 million compared to a net loss of $29.8 million for the first nine months of 1993. Commercial lending income, before the amortization of goodwill, for the first nine months of 1994 increased
$54.9 million over the first nine months of 1993. Results for 1993 included: (i) a $50 million ($36 million after tax) provision to reduce the net carrying value of repossessed rent-to-own stores to their estimated realizable value; (ii) an $8.8 million after tax charge for the restructuring of the commercial lending unit's infrastructure; (iii) a $4.2 million after tax provision for anticipated legal and other costs associated with the runoff of the liquidating portfolios; (iv) a $4.2 million tax benefit from the resolution of prior years' tax matters; and (v) a tax benefit of $1.5 million due to the one percent federal tax increase applied to deferred taxes. Excluding the aforementioned items, commercial lending income, before the amortization of goodwill, for the first nine months of 1994 increased
$11.6 million (56%) over the first nine months of 1993. This improvement was primarily due to a lower provision for losses on receivables and stronger margins during 1994. Stronger margins were a result of the higher spread between the indices at which the commercial lending operation lends to customers and the indices at which funds are borrowed.

    Revenues in the first nine months of 1994 increased $4.1 million (2%)
over the first nine months of 1993.   This was primarily a result of
increased yields during the second and third quarters of 1994 attributable to rising interest rates.

   Interest expense declined $900,000 (1%) compared to the first nine months of 1993 primarily as a result of lower average borrowings. Operating expenses declined $22.9 million (18%) during the first nine months of 1994 from the first nine months of 1993 due mainly to the previously described third quarter 1993 restructuring charge and provision for anticipated legal and other costs associated with the runoff of the liquidating portfolios, aggregating $21.5 million.
Expenses in the third quarter of 1994 include a $9 million ($5.5 million after tax) charge for the relocation of the corporate home office, partially offset by the valuation reversal from the sale of the repossessed rent-to-own stores. In September 1994, the commercial lending operation sold its U.S. and Canadian repossessed rent-to-own stores with a net carrying value of $17.7 million for $23 million. The effect of the transaction resulted in a $5.3 million ($4 million after tax) reversal of a valuation allowance no longer requred. Excluding the items discussed above, operating expenses decreased $5.1 million (5%) in the first nine months of 1994 from the first nine months of 1993 primarily due to reduced expenses relating to the management of the liquidating portfolios. The provision for losses on receivables in the first nine months of 1994 was $9 million (37%) less than in the first nine months of 1993 due to lower credit losses, and lower delinquent and nonearning receivables. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.27% for the first nine months of 1994 compared to 1.36% for the first nine months of 1993.

   Net commercial finance receivables outstanding increased $109.9 million (4%) from December 31, 1993 to September 30, 1994. Growth in the core businesses of inventory finance and business credit increased $150.4 million (6%) which more than offset the decline in the liquidating portfolios. Management has established an allowance for losses equal to 3.16% of net commercial finance receivables outstanding as of September 30, 1994 compared to 2.93% at December 31, 1993.

    Delinquent receivables, which are defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due, were $19.9 million (0.72% of receivables outstanding) at September 30, 1994 compared to $26.9 million (1.02% of receivables outstanding) at December 31, 1993.

    Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful, were $26.6 million (0.97% of receivables outstanding) at September 30, 1994 compared to $31.8 million (1.20% of receivables outstanding) at December 31, 1993.

    Assets held for sale as of September 30, 1994 totaled $27.2 million, net of a $71.1 million valuation allowance, and consisted of rent-to-own finance receivables of $86.8 million and other repossessed assets of $11.5 million. In September 1994, commercial lending sold its repossessed rent-to-own stores. Assets held for sale at December 31, 1993 totaled $90.1 million, net of a $157 million valuation allowance, and comprised rent-to-own finance receivables of $120.5 million, repossessed rent-to-own stores of $107.2 million and other repossessed assets of $19.4 million. Of the rent-to-own finance receivables, $25.5 million were classified as both delinquent and nonearning at September 30, 1994 compared to $27.5 million at December 31, 1993.

Leasing

    As previously discussed, on March 15, 1994, the leasing operation purchased substantially all of the assets of the container rental businesses of Tiphook plc for $1,051 million in cash. The acquired fleet of standard containers and tank containers totaled 363,000 units. The transaction has been accounted for as a purchase and the operations of the businesses acquired have been included in the results of the leasing operation from the date of acquisition.

    Leasing net income for the first nine months of 1994 was $43.6 million compared to $36.1 million for the first nine months of 1993. Leasing income, before the amortization of goodwill, for the first nine months of 1994 increased $7.5 million (20%). Included in the 1993 results was a $4.3 million tax provision for the revaluation of the deferred tax liability. Excluding the effects of this adjustment, leasing income increased $3.2 million (8%) for the first nine months of 1994 compared to the first nine months of 1993. The increase was primarily due to a larger fleet size, more on-hire rail trailer and chassis units and an increased finance lease portfolio, partially offset by lower utilization and rates in the standard container line, and lower gains on disposal of units.

    Revenues for the first nine months of 1994 increased $159.4 million (54%) over the first nine months of 1993. The increase was due to the Tiphook acquisition of standard and tank containers, a larger fleet of new standard and refrigerated containers, more on-hire rail trailer and chassis units and a larger finance lease portfolio.

    Expenses increased $153.6 million (67%) in the first nine months of 1994 over 1993's first nine months mainly due to higher ownership and operating costs of a larger fleet.

    The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 81% for the first nine months of 1994 compared to 82% for the first nine months of 1993. Rail trailer utilization was 91% for the first nine months of 1994 compared to 89% for the first nine months of 1993. European trailer utilization was 96% for the first nine months of 1994 compared to 88% for the first nine months of 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Omitted in accordance with General Instructions H.  See
"Management's Discussion and Analysis of the Results of Operations" following the financial statements of the Company (Item I).


                    PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            EX-12  Computation of Ratio of Earnings to Fixed Charges.

        (b) Reports on Form 8-K.    None.

                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA FINANCE CORPORATION
(Registrant)


By RAYMOND A. GOLAN
Raymond A. Golan, Vice President and Controller
(Chief Accounting Officer)

Date: November 14, 1994