Form 10-Q/A
period 1994-09-30
TRANSAMERICA FINANCE CORP
filed 1994-12-20
CIK 99193

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q/A
                      AMENDMENT TO APPLICATION OR REPORT
                 Filed pursuant to Section 12, 13 or 15(d) of
                     THE SECURITIES EXCHANGE ACT OF 1934


                      TRANSAMERICA FINANCE CORPORATION
           (Exact name of registrant as specified in its charter)

                            AMENDMENT NO. 1

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 as set forth on the page attached hereto:

                              Item 6

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TRANSAMERICA FINANCE CORPORATION
                                               (Registrant)



Date:  December 20, 1994               By  RAYMOND A. GOLAN
                                           (Raymond A. Golan, Vice President,
                                            Controller and Chief Accounting
                                            Officer)

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              EX-12 Computation of Ratio of Earnings to Fixed Charges. EX-27 Financial Data Schedule.

         (b)  Reports on Form 8-K.  None