Form 10-K
period 1994-12-31
TRANSAMERICA FINANCE CORP
filed 1995-03-28
CIK 99193

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               FORM 10-K

  (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934

For the fiscal year ended December 31, 1994  Commission file number 1-6798

                   Transamerica Finance Corporation
        (Exact name of registrant as specified in its charter)

           Delaware                        95-1077235
- -------------------------------        -----------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

 1150 South Olive Street, Los
      Angeles, California                     90015
- -------------------------------         ----------------------
(Address of principal executive            (Zip Code)
           offices)

  Registrant's telephone number, including area code:  (213) 742-4321

      Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange on which
                                               registered
       ---------------------         -------------------------------

 8-1/2% Notes Maturing at Holder's
     Option Annually on July 1
       and due July 1, 2001              New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.             YES  X  NO
                      ---     -----
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

     Number of shares of common stock, $10 par value, outstanding as of close of business on March 27, 1995: 1,464,285.

     The registrant meets the conditions set forth in General
Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                 (THIS PAGE INTENTIONALLY LEFT BLANK)

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

  Transamerica Corporation (Transamerica) is a financial services organization which engages through its subsidiaries in consumer lending, commercial lending, leasing, life insurance, real estate services and asset management. Transamerica was incorporated in Delaware in 1928.

  The Company was incorporated in Delaware in 1931 under the name Pacific Finance Corporation, as successor to a California corporation of the same name organized in 1920. In 1961, the Company became a wholly owned subsidiary of Transamerica Corporation, which in 1990 formed TFG to own all the Company's outstanding capital stock.

  Information concerning the 1994 acquisition of the container operations of Tiphook plc by the leasing operations of the Company is outlined in Note B of Notes to Financial Statements (Item 8).

  The Company provides funding for its subsidiaries' consumer lending, commercial lending and leasing operations and for the operations of certain wholly owned subsidiaries of TFG. Capital is allocated among the operations based on their capital needs. The operations are required to maintain prudent financial ratios consistent with other companies in their respective industries. The Company's total notes and loans payable were $8,724,258,000 at December 31, 1994 and $7,031,503,000 at December 31, 1993. Variable rate debt was $4,279,886,000 at December 31, 1994 compared to $3,970,484,000 at
December 31, 1993. The ratio of debt to debt plus equity was 85% at December 31, 1994 and 83% at December 31, 1993.

  Transamerica Finance Corporation offers publicly, from time to time, senior or subordinated debt securities. Public debt issued totaled approximately $1,516,000,000 in 1994, $407,000,000 in 1993 and
$538,700,000 in 1992. Under a shelf registration filed with the Securities and Exchange Commission in 1991 to offer publicly up to $1,500,000,000 of senior or subordinated debt securities with varying terms, $100,000,000 had not been issued at December 31, 1994. In addition, under a shelf registration statement filed in July 1993, the Company may offer up to $2,000,000,000 of senior or subordinated debt securities (which may include medium-term notes) with varying terms, of which $337,220,000 had not been issued at December 31, 1994.

  Liquidity is a characteristic of the Company's operations since the majority of the assets consist of finance receivables. Principal cash collections of finance receivables totaled $14,807,548,000 during 1994, $11,535,766,000 during 1993 and $9,415,231,000 during 1992.

CONSUMER LENDING

General

  The Company's consumer lending services are provided by Transamerica Financial Services, based in Los Angeles, California, which has 568 branch lending offices. Branch offices are located in the United
States (549 in 41 states), Canada (13) and United Kingdom (6).

  On July 17, 1990, the Company acquired FIFSI, Inc. (dba NOVA Financial Services), a consumer lending subsidiary of First Interstate Bancorp, for $117,455,000 in cash and the assumption of $445,400,000
of liabilities.   The transaction was accounted for as a purchase and
the operations of NOVA Financial Services have been included in the Consolidated Statement of Income from the date of acquisition.

  The consumer lending operation makes both real estate secured and unsecured loans to individuals. Customers typically borrow to consolidate debt, finance home remodeling, pay for their children's college educations, make major purchases, take vacations, and for other personal uses.

  The consumer lending operation offers three principal loan products: fixed rate real estate secured loans, revolving real estate secured lines of credit and personal loans. The company's primary business is making fixed rate home equity loans that generally range up to $200,000. Of the company's net finance receivables outstanding at December 31, 1994, 81% are secured by residential properties. Of the company's net finance receivables secured by residential properties, 64% are secured by first mortgages. Company policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers on the time of loan origination. Since 1991, the consumer lending operation has continued to broaden its receivable portfolio by expanding its revolving real estate secured lines of credit, its unsecured personal loan business and its purchase from dealers of retail finance contracts covering principally appliances, furniture and services.

 When permitted by law, the consumer lending operation offers to arrange credit life and disability insurance in connection with consumer instalment loans and generally requires that property securing consumer loans be insured. Consumer lending receives a fee if it arranges such insurance. Credit life insurance satisfies the obligation of the borrower in the event of death, while credit disability insurance satisfies the borrower's obligation to pay instalments during a period of disability. Property insurance insures the collateral against damage or loss. Beginning in April 1991, substantially all such insurance arranged for by the consumer lending operation was underwritten by subsidiaries of the Company.

Consumer Finance Receivables

  The following tables set forth the volume of consumer finance receivables acquired during the years indicated and the amount of consumer finance receivables outstanding at the end of each such year:

            Volume of Consumer Finance Receivables Acquired

                                 Years Ended December 31,
                 -----------------------------------------------------------
                       1994        1993        1992        1991        1990
                 -----------  ---------  ----------   ---------   ----------
                                  (Dollar amounts in thousands)
Consumer
instalment
loans: (1)(2)
 Real estate
   secured(3)    $1,708,806  $1,039,394  $1,120,549  $1,308,941  $1,800,204
                        71%         65%         72%         81%         87%
 Other(4)           623,619     524,241     436,521     310,607     276,240
                        26%         33%         28%         19%         13%
                 __________  __________  __________  __________  __________
                  2,332,425   1,563,635   1,557,070   1,619,548   2,076,444
                        97%         98%        100%        100%        100%
Other finance
  receivables(5)     72,708      29,181       4,843       5,310       5,773
                         3%          2%
                 __________  __________  __________  __________  __________

 Total           $2,405,133  $1,592,816  $1,561,913  $1,624,858  $2,082,217
                       100%        100%        100%        100%        100%
                 ==========  ==========  ==========  ==========  ==========

- ------------
(1)Includes balances refinanced.
(2)Includes $491,236,000 in 1990 related to the purchase of NOVA Financial Services on July 17, 1990 (real estate secured - $458,650,000; other instalment loans - $32,586,000).
(3)Includes only loans which at inception were at least 50% secured by residential real estate and which had an original advance over $10,000 ($6,000 prior to July 1, 1992). The 1994 increase was mainly due to favorable results from new real estate loan products and an improving real estate market other than in California. The 1994 volume also included $117,000,000 of purchased receivables. The 1993 and 1992 decreases were mainly due to sluggishness in the domestic economy and a weak real estate market, particularly in California.
(4)The increases since 1990 reflect general expansion in consumer lending's program of non-real estate secured loans.
(5)The increases in 1994 and 1993 resulted from expansion in the retail finance contract business, which consists of purchasing retail finance contracts from dealers principally on appliances, furniture and services. The 1994 volume included $7,855,000 of purchased contracts. The amounts for 1990 through 1992 principally represented automobiles leased to affiliated companies.
                            ---------------
               Consumer Finance Receivables Outstanding

                                            As of December 31,
                      1994        1993        1992        1991        1990
                    ----------  ---------    --------    --------   --------
                                          (Dollar amounts In thousands)
Consumer instalment
loans:
 Real Estate
   secured(1)      $3,522,966  $3,214,468  $3,267,479  $3,268,918  $2,962,674
                          81%         84%         87%         91%         91%
 Other(2)             758,798     595,284     482,819     334,304     291,248
                          18%         15%         13%          9%          9%
                   ----------  ----------  ----------  ----------  ----------
                    4,281,764   3,809,752   3,750,298   3,603,222   3,253,922
                          99%         99%        100%        100%        100%
Other finance
  receivables(3)       58,197      22,276       6,355       7,503       9,193
                           1%          1%
                   ----------  ----------  ----------  ----------  ----------
                    4,339,961   3,832,028   3,756,653   3,610,725   3,263,115
                         100%        100%        100%        100%        100%
Less unearned
  finance charges
  and insurance
  premiums            197,975     181,505     177,310     165,295     150,229

                   ----------  ----------  ----------  ----------  ----------

 Total net finance
   receivables(4)  $4,141,986  $3,650,523  $3,579,343  $3,445,430  $3,112,886
                   ==========  ==========  ==========  ==========  ==========
- ---------------

(1)   See footnote 3 on preceding table.
(2)   See footnote 4 on preceding table.
(3)   See footnote 5 on preceding table.
(4)   Outstandings shown above exclude accounts in foreclosure and assets held for sale.

                          ----------------

  Earned finance charges as a percentage of the average amount of net finance receivables outstanding during each of the years 1990 through 1994 were 18.2%, 18.0%, 17.9%, 17.5% and 17.5%.


  A summary of consumer instalment loan activity for the years indicated is as follows:

                                         Years Ended December 31,
                         ------------------------------------------------------
                          1994        1993        1992        1991        1990
                         ------      ------      ------      ------      ------
Volume by source:
 New borrowers            41.3%       45.5%       46.0%       38.4%       32.8%
 Former borrowers          8.5        15.6        10.5         8.2         8.4
 Renewals:
  Balances refinanced     27.7        19.6        21.9        27.4        29.1
  Additions to renewed
   balances               22.5        19.3        21.6        26.0        29.7
                       --------    --------    --------    --------    --------

    Total                100.0%      100.0%      100.0%      100.0%      100.0%
                       ========    ========    ========    ========    ========

Average size of loan
  made including
  renewals           $   12,154  $   11,561  $   13,489  $   16,756  $   17,989

Outstanding at end of
  year:
 Amount
  (in thousands)     $4,281,764  $3,809,752  $3,750,298  $3,603,222  $3,253,922
 Number                 309,133     251,457     219,911     195,377     183,825
 Average balance        $13,851     $15,151     $17,054     $18,442     $17,701


Delinquent Receivables

  The following table shows the ratio of consumer finance receivables which are contractually past due 60 days or more and 90 days or more to finance receivables outstanding for each category and in total for the years indicated:

                                              As of December 31,
                              -------------------------------------------
                               1994      1993      1992      1991     1990
                              ------    ------    ------    ------   ------
Consumer instalment loans:
 Real estate secured:(1)
   60 days and over           1.78%     1.86%     1.84%     1.73%    1.49%
   90 days and over           1.08      1.20      1.10      0.94     0.81

 Other consumer instalment
   loans:(2)
   60 days and over           3.35      2.71      2.00      2.19     2.09
   90 days and over           2.38      2.22      0.26      1.49     1.49
                           -------   -------   -------   -------  -------

   Total consumer instalment
     loans:
     60 days and over         2.06      1.99      1.86      1.77     1.54
     90 days and over         1.31      1.36      0.99      0.99     0.87

Other finance receivables:
   60 days and over           3.65      3.96      0.09      0.14
   90 days and over           2.55      2.30      0.05      0.07
                           -------   -------   -------   -------  -------

   Total finance
     receivables:(3)(4)
     60 days and over         2.08%     2.00%     1.86%     1.76%    1.54%
     90 days and over         1.33%     1.36%     0.99%     0.99%    0.87%
                              =====     =====     =====     =====    =====

- --------------
(1) Includes only loans which at inception were at least 50% secured by residential real estate and which had an original advance over $10,000 ($6,000 prior to July 1, 1992).
(2) The increase in 1994 reflects the changing mix of products in the portfolio and the introduction of new products with higher delinquency experience.
(3) The increases through 1993 were principally due to the sluggishness in the domestic economy and, in particular, the weakening in the California real estate market.
(4) Delinquency statistics shown above exclude accounts in foreclosure and assets held for sale.

                            --------------

Nonearning Receivables

  Nonearning consumer finance receivables, which are defined generally as those past due more than 29 days, amounted to $194,272,000 and $156,542,000 at December 31, 1994 and 1993. Payments received on nonearning receivables are applied to principal and interest according to the terms of the loan; however, accrued interest receivable and amortization of other finance charges are recognized in income only on accounts past due less than 30 days. Nonearning receivables exclude accounts in foreclosure and assets held for sale. During 1994 and 1993, the gross amount of interest income that would have been recorded on receivables classified as nonearning at year end was $28,539,000 and $25,496,000, and the amount of interest on those loans that was recognized in income was $16,503,000 and $15,234,000.

Accounts in Foreclosure and Assets Held for Sale

  Generally, by the time an account secured by residential real estate becomes past due 90 days, foreclosure proceedings have begun, at which time the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs and are reclassified to assets held for sale. Accounts in foreclosure and repossessed assets held for sale totaled $226,119,000 at December 31, 1994 compared to $214,665,000 at December 31, 1993. The increase primarily reflects higher inventory in California due to California's continuing weak real estate market and resultant longer disposal times. Since future improvement may be impacted by factors such as economic conditions and the state of the real estate market, the extent and timing of any change in the trend of foreclosures and repossessed assets remains uncertain.

Credit Loss Experience

  Certain information regarding credit losses on finance receivables for the consumer lending operation during the years indicated is set forth in the following table:

                                      Years Ended December 31,
                           ------------------------------------------------
                             1994      1993      1992      1991      1990
                           --------   ------   -------   -------   --------
                                   (Dollar amounts in thousands)
Provision for credit
  losses charged
  to income                $ 80,406  $ 62,349  $ 47,985  $ 42,214  $ 35,617

Credit losses (net of
  recoveries):
 Real estate secured
   instalment loans(1)      $44,145   $41,452   $26,537   $23,316   $20,115
 Non-real estate secured
   receivables(2)            28,350    19,201    16,424     9,670     5,642

 Ratio to average net
  finance receivables
  outstanding:
  Consumer instalment
    loans:(3)
   Real estate secured        1.42%     1.35%     0.85%     0.78%     0.68%
   Other                      4.16      3.43      4.25      3.12      2.22
                             ------    ------    ------    ------    ------
     Total consumer
       instalment loans       1.90      1.67      1.22      1.00      0.80
  Other finance receivables   1.73      0.35      0.11      0.25    (0.01)
                             ------    ------    ------    ------    ------

     Total(3)                 1.90%     1.67%     1.22%     1.00%     0.79%
                              =====     =====     =====     =====     =====

Allowance for losses at
  end of year              $117,218  $103,313  $101,195   $98,185   $88,535
Ratio to net finance
  receivables outstanding     2.83%     2.83%     2.83%     2.85%     2.85%
- -------------

(1)The increases since 1990 resulted mainly from the continued weak California real estate market. With the adoption in the fourth quarter of 1992 of a required new accounting rule, losses on the disposal of repossessed assets, which amounted to $7,314,000 in 1994, $5,952,000 in 1993 and $3,021,000 in 1992, were classified as operating expenses rather than as credit losses. Data for periods prior to the fourth quarter of 1992 have not been reclassified.
(2)The increases since 1990 were caused by growth in the related receivables outstanding and, through 1993, by sluggishness in the domestic economy.
(3)In the case of real estate secured loans, includes only loans which at inception were at least 50% secured by residential real estate and which had an original advance over $10,000 ($6,000 prior to July 1, 1992).
   The changes in ratios were due to corresponding fluctuations in credit losses (see notes 1and 2 above).

Offices and Employees

  The number of offices and employees of the Company in connection with its consumer lending operation as of the dates indicated were as follows:

                                     As of December 31,
                           ---------------------------------------
                           1994      1993     1992     1991    1990
                           -----     ----     ----     ----    ----
Offices                       568      561      509      464    448
Employees                   2,366    2,381    2,256    2,148  2,093

  The following table sets forth the geographical distribution of the Company's consumer lending offices at December 31, 1994:

                  No. of                              No. of
                 Offices                             Offices
                 --------                            -------
United States:                      United States:
 Alabama              14             New Jersey            7
 Arizona              20             New Mexico            5
 California          157             New York             27
 Colorado              9             North Carolina       12
 Connecticut           2             Ohio                 19
 Delaware              2             Oklahoma              5
 Florida              31             Oregon                9
 Georgia              14             Pennsylvania         21
 Hawaii                5             Rhode Island          2
 Idaho                 5             South Carolina        7
 Illinois             30             Tennessee             8
 Indiana              14             Texas                 6
 Iowa                  6             Utah                  4
 Kansas                2             Virginia             10
 Kentucky              8             Washington           23
 Louisiana             9             Wisconsin            10
 Maryland             10             Wyoming               1
 Massachusetts         3                                 ---
 Michigan              9                                 549
 Minnesota             5            Canada                13
 Mississippi           2            United Kingdom         6
 Missouri             11                                 ---
 Nebraska              2             Total               568
 Nevada                3                                 ===

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

COMMERCIAL LENDING

General

  The Company's commercial lending services are provided by two core business units: inventory finance and business credit. The commercial lending business operates from its base in Chicago, Illinois, as well as from 33 branch lending offices. Branch offices are located in the United States (14), Puerto Rico (12), Canada (3) and Europe (4). The lending activities of these core businesses are discussed below.

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

Business Credit

  Business credit consists of secured loans, primarily revolving, to manufacturers, distributors and selected service businesses, including financial service companies. The loans are collateralized and consist of credit lines typically from $5,000,000 to $25,000,000 with terms ranging from three to five years. Actual borrowings are limited to specified percentages of the borrower's inventory, receivables and other eligible collateral which are regularly monitored to ascertain that receivables outstanding are within approved limits and that the borrower is otherwise in compliance with the terms of the arrangement. The loans to financial service companies are secured by their respective finance receivable portfolios. The commercial lending operation manages its credit risk in this area by monitoring the quality of the borrower's loan portfolio and compliance with financial covenants.

Other

  The "Other" category of receivables includes furniture and appliance retail and finance operations in Puerto Rico and the liquidating portfolios of businesses the company has exited.

Interest Rate Sensitivity

  The relatively short-term nature of the company's financings enables the commercial lending operation to adjust its finance charges in response to competitive factors and changes in its costs. The interest rates at which the commercial lending operation borrows funds generally move more quickly than the rates at which it lends to customers. As a result, in rising interest rate environments, margins are normally compressed until changes in the prime lending rates are effected. Conversely, in declining interest rate environments, margins are generally enhanced. The commercial lending operation did not experience margin compression in the rising interest rate environment of 1994 primarily due to the rapid pace at which changes in its lending rates responded to other rate changes during the year.

Acquisitions and Divestitures

  In 1994, the commercial lending operation sold its U.S. and Canadian repossessed rent-to-own stores with a net carrying value of $17,666,000 and in 1990, sold its automobile fleet leasing operation which included $45,478,000 in finance receivables. Also in 1990, the insurance finance operations were dividended to TFG.

  In 1992, the commercial lending operation purchased for cash a business credit portfolio consisting of twelve manufacturer/distributor accounts with a net outstanding balance of $134,000,000. In 1991, an inventory finance portfolio, which comprised lending arrangements with over 700 manufactured housing and recreational product dealers with a net balance outstanding of $290,604,000, was purchased for cash. These transactions were funded with short-term debt.

Commercial Finance Receivables

  The following tables set forth the volume of commercial finance receivables acquired during the years indicated and the amount of commercial finance receivables outstanding at the end of each such year:


           Volume of Commercial Finance Receivables Acquired

                                Years Ended December 31,
                  -----------------------------------------------------------
                     1994         1993      1992          1991        1990
                  ---------   ---------   ---------    ---------   ----------
                                     (Dollar amounts in thousands)
Inventory
  finance(1)     $ 7,347,448  $ 6,773,720  $ 6,225,899 $ 5,570,486 $ 6,029,587
                         52%          64%          72%         73%         64%
Business
  credit(2)        6,602,199    3,696,180    2,023,010   2,000,434   2,407,304
                         47%          34%          23%         26%         26%

Insurance
  finance(3)                                                           714,918
                                                                            8%
                  -----------  -----------  ----------- ----------- -----------
  Core
    businesses    13,949,647   10,469,900    8,248,909   7,570,920   9,151,809
                         99%          98%          95%         99%         98%
Other(4)              74,860      170,705      427,909      84,139     194,338
                          1%           2%           5%          1%          2%
                 -----------  -----------  ----------- ----------- -----------

  Total          $14,024,507  $10,640,605  $ 8,676,818 $ 7,655,059 $ 9,346,147
                        100%         100%         100%        100%        100%
                 ===========  ===========  =========== =========== ===========

Domestic         $12,718,350  $ 9,296,240  $ 7,177,063 $ 5,589,008 $ 6,852,181
                         91%          87%          83%         73%         73%
Foreign(5)         1,306,157    1,344,365    1,499,755   2,066,051   2,493,966
                          9%          13%          17%         27%         27%
                 -----------  -----------  ----------- ----------- -----------

  Total          $14,024,507  $10,640,605  $ 8,676,818 $ 7,655,059 $ 9,346,147
                        100%         100%         100%        100%        100%
                 ===========  ===========  =========== =========== ===========

(1)The 1994 and 1993 increases reflect the overall improvement in the economy and increased sales and marketing programs. The 1992 increase is due to improved economic conditions. The decrease in 1991 reflected the overall weak economy and decline in consumer spending which supports the businesses for which the company provides inventory financing. Volume in 1991 includes $290,604,000 related to the purchase of lending arrangements with manufactured housing and recreational product dealers.

(2)The 1994 and 1993 increases primarily reflect a shift in focus from purchasing participations from other financial institutions to originating and selling participations in loans. As a result, volume and collections have increased. The 1992 amount includes $134,000,000 related to the purchase of a manufacturer/distributor business credit portfolio. The 1991 decrease is primarily attributable to the worsened economic conditions that began in 1990 and which particularly affected the company's working capital loan program for Canadian personal computer retail dealers. The company made a decision late in the fourth quarter of 1991 to reduce lending to that class of customers as part of its effort to focus on its core businesses.
(3)1990 includes amounts through July 2, 1990, the date the insurance finance subsidiaries were dividended to TFG.
(4)The 1994 and 1993 decreases were due to reduced receivable levels in the liquidating portfolios. The 1992 increase mainly reflects additional borrowings by customers in certain asset based lending lines, which were reclassified to the "other" category in 1991 (see note 2 on table below), prior to implementation or completion of work-out or liquidation arrangements. The decline in 1991 was due to the sale of the automobile fleet leasing operation in 1990.
(5)The decrease in 1992 resulted primarily from the company's decision late in the fourth quarter of 1991 to reduce lending to Canadian personal computer retail dealers.

                           -----------------
              Commercial Finance Receivables Outstanding

                                        As of December 31,
                   ----------------------------------------------------------
                      1994        1993        1992         1991        1990
                   ---------   ---------   ---------    ---------   ---------
                                (Dollar amounts in thousands)
Inventory
  finance(1)        $2,078,519  $1,959,757  $1,873,895  $1,928,670  $1,872,191
                           74%         74%         70%         71%         58%
Business
  credit(2)(3)         654,966     553,859     575,984     288,776     968,216
                           23%         21%         22%         11%         30%
                    ----------   ---------   ---------   ---------   ---------
  Core businesses    2,733,485   2,513,616   2,449,879   2,217,446   2,840,407
                           97%         95%         92%         82%         88%
Other(4)                75,262     127,687     208,866     481,272     403,647
                            3%          5%          8%         18%         12%
                    ----------   ---------   ---------   ---------   ---------
                     2,808,747   2,641,303   2,658,745   2,698,718   3,244,054
                          100%        100%        100%        100%        100%
Less unearned
  finance charges       36,167      40,856      55,212      67,737      87,075
                     ---------   ---------   ---------   ---------   ---------

  Total net
    finance
    receivables(5)  $2,772,580  $2,600,447  $2,603,533  $2,630,981  $3,156,979
                    ==========  ==========  ==========  ==========  ==========

Domestic            $2,430,424  $2,247,851  $2,219,520  $2,095,642  $2,452,985
                           88%         86%         85%         80%         78%
Foreign                342,156     352,596     384,013     535,339     703,994
                           12%         14%         15%         20%         22%
                     ---------   ---------   ---------   ---------   ---------

  Total net finance
    receivables(5)  $2,772,580  $2,600,447  $2,603,533  $2,630,981  $3,156,979
                          100%        100%        100%        100%        100%
                    ==========  ==========  ==========  ==========  ==========

- -------------
(1)The 1994 increase was due to increased volume in both consumer electronics and appliances, and home and recreational products. The 1993 increase was due to the increased volume, primarily in home and recreational products. The 1992 decrease was mainly due to faster paying customers resulting from implementation of stronger portfolio management procedures and efforts by certain borrowers to decrease the time that they hold inventory by using "just in time" delivery arrangements.
(2)In 1991, the company decided to exit the rent-to-own finance business and reduce lending to certain asset based lending lines (formerly included in business credit) resulting in the reclassification at December 31, 1991 of net rent-to-own finance receivables totaling $221,247,000 to assets held for sale, and the transfer of other receivables totaling $206,931,000 from business credit to the "other" category set forth under finance receivables outstanding. Prior year data have not been restated.
(3)The 1994 increase resulted from a higher level of new business during the year. The 1992 increase includes the purchase of a $134,000,000 manufacturer/distributor business credit portfolio. The 1991 decrease was due principally to the reduction in rent-to-own finance receivables resulting from the de-emphasis during the year, repossession of rent-to-own stores, and the eventual decision to exit the business and to reduce lending to certain asset based lending lines (see note 2 above regarding reclassification of receivables outstanding at December 31, 1991).
(4)The decreases since 1991 primarily reflect the liquidation of receivables from businesses being exited, including write offs in 1994, 1993 and 1992 of $367,000, $18,403,000 and $87,406,000. The
   1991 increase was due to the reclassification of receivables to be liquidated resulting from the company's decision to reduce lending to certain asset based lending lines (see notes 2 and 3 above).
(5)Outstandings shown above exclude assets held for sale.

                            ---------------

  Earned finance charges as a percentage of the average amount of net finance receivables outstanding during each of the years 1990 through 1994 were 14.7%, 13.3%, 12.1%, 11.3% and 11.8%.

Delinquent Receivables

  Effective in 1993, the policy used for determining delinquent receivables was revised to provide greater consistency among the commercial lending operation's receivable portfolios. It is management's view that the new methodology provides a better and more meaningful assessment of the condition of the portfolios. Delinquent receivables are now defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due. Previously, delinquent receivables were generally defined as financed inventory sold but unpaid 30 days or more, the portion of business credit loans in excess of the approved lending limit and all other receivable balances contractually past due 60 days or more.

  The following table shows the ratio of delinquent commercial finance receivables to finance receivables outstanding for each category and in total as of the end of each of the years indicated. Delinquency ratios for 1992 and prior years have not been restated for the change in policy outlined above.

                                         As of December 31,
                           ---------------------------------------------
                            1994      1993      1992      1991      1990
                          -----     -----     -----     -----     -----
Inventory finance(1)       0.11%     0.13%     0.82%     1.31%     3.42%
Business credit(1)(2)          -         -      0.21      0.88     10.34
                           -----     -----     -----     -----     -----
   Core businesses          0.08      0.10      0.68      1.25      5.78
Other(3)                   20.63     19.14     22.42     25.84     12.79
                           -----     -----     -----     -----     -----
   Total(4)                0.63%     1.02%     2.38%     5.64%     6.65%
                           =====     =====     =====     =====     =====

- -------------
(1)The decreases in 1992 and 1991 reflect write offs of delinquent accounts (and accounting reclassifications - see note 2 on preceding table), implementation of stronger portfolio management procedures and general improvement in the economy.
(2)The decline in 1991 was due principally to rent-to-own finance receivables being reclassified to assets held for sale, and certain finance receivables being reclassified to the "other" category. These reclassifications resulted from the company's decision to exit the rent-to-own finance business and reduce its lending to certain asset based lending lines. Delinquency data exclude rent-to-own finance receivables which have beeen reclassified to assets held for sale. The 1990 data have not been restated.
(3)Represents finance receivables retained from businesses sold or exited which are being liquidated and receivables reclassified in 1991 due to the company's decision to reduce lending to certain asset based lending lines (see note 2 on preceding table).
(4)Delinquency statistics exclude assets held for sale.
                          -------------------

Nonearning Receivables

  Effective in 1993, the policy used for determining nonearning receivables was revised to provide greater consistency among the commercial lending operation's receivable portfolios. It is management's view that the new methodology provides a better and more meaningful assessment of the condition of the portfolios. Nonearning receivables are now defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful. Previously, nonearning receivables were defined as balances from borrowers in bankruptcy or litigation and other accounts for which full collectibility was doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected.

  Nonearning receivables were $21,872,000 (0.78% of receivables outstanding) and $31,763,000 (1.20% of receivables outstanding) at December 31, 1994 and 1993. Those amounts exclude nonearning rent-to-own finance receivables which have been reclassified to assets held for sale. During 1994 and 1993, the gross amount of interest income that would have been recorded on receivables classified as nonearning at year end was $1,825,000 and $4,649,000 and the amount of interest on those loans that was recognized in income was $956,000 and $2,423,000.

Assets Held for Sale

  Assets held for sale at December 31, 1994 totaled $10,908,000, net of a $65,086,000 valuation allowance, and consisted of rent-to-own finance receivables of $72,381,000 and repossessed assets of $3,613,000. In 1994, the commercial lending operation sold its U.S. and Canadian repossessed rent-to-own stores. Assets held for sale at December 31, 1993 totaled $90,114,000, net of a $156,985,000 valuation allowance, and comprised rent-to-own finance receivables of $120,469,000, repossessed rent-to-own stores of $107,227,000 and other repossessed assets of $19,403,000. At December 31, 1994, $24,495,000 of the rent-to-own finance receivables were classified as both delinquent and nonearning compared to $27,489,000 at December 31, 1993.

Credit Loss Experience

  Certain information regarding credit losses on finance receivables for the commercial lending operation during the years indicated is set forth in the following table:
                                       Years Ended December 31,
                           ----------------------------------------------
                             1994     1993      1992      1991      1990
                           --------   ------    -------   ------   -------
                                    (Dollar amounts in thousands)

Provision for credit
  losses charged
  to income(1)             $ 18,665  $ 31,793  $ 36,830  $245,190  $131,244

Credit losses (net
  of recoveries)(2)        $ 8,651   $ 42,710  $117,052  $172,614  $ 95,514
 Ratio to average
   net finance
   receivables outstanding:
   Inventory finance          0.28%      1.30%     1.56%     2.86%     2.64%
   Business credit            0.44      (0.02)     0.23     13.46      1.79
   Insurance finance(3)                                                0.71
     Core businesses          0.32       0.99      1.30      6.17      2.22
   Other(4)                   0.45      12.93     28.98      6.39      5.55
                           -------   --------  --------  --------  --------
       Total(5)               0.32%      1.64%     4.53%     6.19%     2.61%
                           ========  ========= ========= ========= =========

Allowance for losses at
  end of year(1)           $ 86,574   $ 76,079  $ 87,169   $169,52  $ 99,402
 Ratio to net finance
   receivables
   outstanding(6)              3.12%      2.93%     3.35%     6.44%     3.15%
                           ========  ========= ========= ========= =========

- -----------
(1) The 1991 provision and allowance for losses at December 31, 1991 included $62,816,000 recorded as part of the special charge recognized as a result of the company's decision to reduce lending to certain asset based lending lines and to liquidate receivables remaining from previously sold businesses. The increased provision in 1991, excluding the special charge, was in response to increased credit losses and higher than normal delinquencies and nonearning receivables associated with the weak U.S. and Canadian economies.
(2) In 1994, 1993 and 1992, charges to the allowance for losses on finance receivables due to credit losses sustained decreased $34,059,000 (80%), $74,342,000 (64%) and $55,562,000 (32%). These
  decreases were caused mainly by decreases in delinquent and nonearning receivables resulting from improved economic conditions and stronger portfolio management procedures implemented in 1992 and the reclassification of certain receivables to assets held for sale in 1991. In 1991, credit losses increased $77,100,000 (81%) principally as a result of the depressed appliance and furniture rental and Canadian computer markets associated with the general downturn in the U.S. and Canadian economies.
(3) On July 2, 1990, the insurance finance subsidiaries were dividended to TFG.
(4) The increase in 1992 resulted mainly from the write off of delinquent and nonearning receivables that were reclassified to the "other" category in 1991.
(5) The changes in ratios were due to corresponding fluctuations in credit losses (see note 2 above).
(6) The 1993 and 1992 reductions were attributable primarily to the write off of delinquent and nonearning receivables in 1993 and 1992, and to lower levels of delinquent and nonearning accounts in the remaining portfolio at December 31, 1993 and 1992. In 1991, the percentage was increased principally due to the decision to reduce lending to certain asset based lending lines and to liquidate receivables remaining from previously sold businesses (see note 1 above).

                            ---------------

Offices and Employees

  The number of offices and employees of the Company in connection with its commercial lending operation as of the dates indicated were as follows:

                                     As of December 31,
                          --------------------------------------------
                          1994      1993      1992      1991      1990
                          ----      ----      ----      ----      ----
Offices                     33        72       108       130       152
Employees                1,648     1,899     1,993     2,114     2,292

  The following table sets forth the geographical distribution of the Company's commercial lending offices at December 31, 1994:

                     No. of                            No of.
                    Offices                           Offices
                    -------                           --------

United States:                      Canada:
  Colorado                1            British Columbia     1
  Georgia                 2            Ontario              1
  Illinois                5            Quebec               1
  New York                1                                --
  North Carolina          1                                 3
  Tennessee               1         Europe:
  Texas                   2            France               1
  Wisconsin               1            Germany              1
                         --            Netherlands          1
                         14            United Kingdom       1
                         --                                --
  Puerto Rico            12                                 4
                         --                                --
                                     Total                 33
                                                           ==

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

                                    1
LEASING OPERATION

General

 Transamerica Leasing Inc. leases, services and manages containers, chassis and trailers around the world. The leasing operation is based in Purchase, New York and maintains 564 offices, depots and other facilities in 50 countries. The company specializes in intermodal transportation equipment, which allows goods to travel by road, rail or ship. The company's customers include railroads, steamship lines and motor carriers.

  Information concerning the 1994 acquisition for $1,061,441,000 of the container operations of Tiphook plc by the leasing operations of the Company is outlined in Note B of Notes to Financial Statements (Item 8). The acquired fleet of standard containers and tank containers totaled 363,000 units. The initial financing of the acquisition was provided through short-term bank loans which have been repaid and refinanced with long-term debt.

  In November 1992, the leasing operation sold its domestic over-the-road trailer business. Proceeds from the sale, which resulted in no gain or loss, totaled $191,000,000 and were used to reduce debt.

 At December 31, 1994, the leasing operation's fleet consisted of standard containers, refrigerated containers, domestic containers, tank containers and chassis totaling 685,400 units which are owned or managed, and leased from 526 depots worldwide; 39,300 rail trailers leased to all major United States railroads and to roll on/roll off steamship operators, shippers, shippers' agents and regional truckers; and 5,700 over-the-road trailers in Europe.

 At December 31, 1994 and 1993, 33% and 49% of the standard container, refrigerated container, domestic container, tank container and chassis fleet were on term lease or service contract minimum lease for periods of one to ten years. Also at December 31, 1994 and 1993, 33% and 34% of the rail trailer fleet were on term lease or service contract minimum lease for periods of one to five years.

 The following table sets forth the leasing operation's fleet size, in units, for the years indicated:

                                           As of December 31,
                            ------------------------------------------------
                              1994      1993      1992      1991      1990
                            --------  --------   -------   -------   ------

Containers and chassis(1)   685,400   316,000   280,000   255,100   244,400
Rail trailers                39,300    36,500    34,400    36,800    40,500
European trailers             5,700     3,800     2,900     1,700       800
- ------------
(1) The 1994 increase was largely due to the acquisition of substantially all of the operating assets of the container operations of
     Tiphook plc and the acquisition of new standard and
     refrigerated containers.
                            ----------------

 The following table sets forth the leasing operation's fleet utilization for the years indicated:

                                       Years Ended December 31,
                           ------------------------------------------------
                            1994      1993      1992      1991      1990
                            ----      ----      ----      ----      ----

Containers and chassis(1)    81%       83%       85%       89%       90%
Rail trailers(2)             92%       91%       84%       75%       79%
European trailers(3)         96%       89%       84%       83%       81%
- ------------
(1) The 1994 and 1993 declines were due to slow economic growth in key European economies and Japan and, in 1994, the impact of the Tiphook fleet acquisition. The 1992 decline was due to higher than expected industry-wide supply of equipment. The 1991 reduction resulted from a small decline in the rate of growth of world trade and a less favorable geographic balance of business.
(2) The 1994, 1993 and 1992 increases were primarily due to higher domestic economic activity and because many shippers continued to move from trucks to rail transport for long-haul shipments and, in 1993 and 1992, due to a smaller industry fleet. The 1991 decline was due to reduced domestic economic activity.
(3)    The 1994 and 1993 increases were due to a greater number of units on long term lease and improvement in the economy of the United
  Kingdom.
                            ----------------

 Revenues of the domestic leasing operation derived from foreign customers were $440,246,000 in 1994, $210,301,000 in 1993 and
$169,925,000 in 1992, of which European customers accounted for 48%, 41% and 44%. Revenues of foreign-domiciled leasing operations were less than 7% of the consolidated total in each of the three years in the period ended December 31, 1994.

Offices and Employees

 The number of offices, depots and other facilities, and employees of the Company in connection with its leasing operation as of the dates indicated were as follows:

                                          As of December 31,
                             --------------------------------------------
                             1994      1993      1992      1991      1990
                             ----      ----      ----      ----      ----

Offices, depots and other
    facilities                564       386       386       301       306
Employees                     909       765       796       946     1,026

Competition

 The Company's leasing subsidiaries operate in a highly competitive industry, in many cases competing with companies with long established operating histories and substantial financial resources.

BORROWING OPERATIONS

 Funds employed in the Company's operations are obtained from invested capital, retained earnings and the sale of short and long-term debt.


 Capitalization of the Company as of the dates indicated was as follows:

                                                     As of December 31,
                          ---------------------------------------------------------------
                             1994         1993         1992          1991         1990
                          ----------   ----------   -----------  -----------  -----------
                                                (Dollar amounts in thousands)

Debt:
 Unsubordinated debt:
  Commercial paper
       and other
       short-term debt    $ 4,277,354  $ 3,669,893  $ 2,813,108  $ 2,714,036  $ 2,804,766
  Less classified as
    long-term debt          3,672,500    2,505,000    2,813,108    2,714,036    2,790,000
                          -----------  -----------  -----------  -----------  -----------
   Total unsubordinated
     short-term debt          604,854    1,164,893                                 14,766
                                   6%          14%
  Long-term notes and
    debentures              7,125,849    5,170,485    6,032,531    5,920,108    5,535,239
                                  69%          61%          75%          75%          73%
                          -----------  -----------  -----------  -----------  -----------
   Total unsubordinated
     debt                   7,730,703    6,335,378    6,032,531    5,920,108    5,550,005
                                  75%          75%          75%          75%         73%
 Subordinated debt            993,555      696,125      557,045      627,698      687,092
                                  10%           8%           7%           8%           9%
                          -----------  -----------  -----------  -----------  -----------
   Total debt               8,724,258    7,031,503    6,589,576    6,547,806    6,237,097
                                  85%          83%          82%          83%          82%
Total equity                1,582,341    1,449,621    1,428,936    1,360,051    1,382,872
                                  15%          17%          18%          17%          18%
                          -----------  -----------  -----------  -----------  -----------
   Total                  $10,306,599  $ 8,481,124  $ 8,018,512  $ 7,907,857  $ 7,619,969
                                  100%        100%         100%         100%         100%
                          ============ ===========   ==========  ===========  ===========

 Short-term borrowings before reclassification to long-term debt (see Note C of Notes to Financial Statements, Item 8) are primarily in the form of commercial paper notes issued by the Company. Such commercial paper is continuously offered, with maturities not exceeding 270 days in the U.S. and 365 days in Canada, at prevailing rates for major finance companies. Bank loans are an additional source of short-term borrowings. At December 31, 1994, $932,856,000 of bank credit lines were available to the Company, $75,000,000 of which were also available to Transamerica Corporation. At December 31, 1994, all borrowings under these lines were made by the Company and amounted to $253,651,000. The cost of short-term borrowings is directly related to prevailing rates of interest in the money market; such rates are subject to fluctuation.

 Interest rates on borrowings during the years indicated were as follows:

                                        Years Ended December 31,
                                  1994    1993    1992    1991    1990
                                  ----    ----    ----    ----    ----
Weighted average annual
  interest rate during year:(1)
   Short-term borrowings          4.41%   3.41%   3.93%   6.47%   8.23%
   Long-term borrowings           7.69%   8.24%   8.71%   9.77%   9.23%
   Total borrowings               6.05%   6.00%   6.87%   8.28%   9.22%

(1) Excludes the cost of maintaining credit lines and the effect of interest rates on borrowings denominated in foreign currencies.

                            ----------------

Return on Assets and Equity

 Certain information regarding the Company's consolidated return on assets and equity, and certain other ratios, are set forth below:

                                      Years Ended December 31,
                               -------------------------------------
                               1994   1993     1992    1991    1990
                               ----   ----     ----    ----    -----
Return on assets(1)             1.9%    1.1%    1.9%   (1.2)%    1.4%
Return on equity(2)            12.4%    6.9%   11.7%   (7.6)%    8.2%
Dividend payout ratio(3)       80.2%   75.2%   55.7%     N.A.  136.3%
Equity to assets ratio(4)      15.2%   16.2%   16.2%    16.2%   16.7%
- --------------
(1)  Net income divided by simple average total assets.
(2)  Net income divided by simple average equity.
(3) Cash dividends declared (excluding cash dividends in connection with corporate restructuring in 1990) divided by net income.
(4)  Simple average equity divided by simple average total assets.

                            ----------------

Consolidated Ratios of Earnings to Fixed Charges

 The following table sets forth the consolidated ratios of earnings to fixed charges for the years indicated. The ratios were computed by dividing income before income taxes, extraordinary loss on early extinguishment of debt and cumulative effect of change in accounting, and before fixed charges, by the fixed charges. Fixed charges consist of interest and debt expense, and one-third of rent expense, which approximates the interest factor.


                                     Years Ended December 31,
                               ------------------------------------
                               1994   1993     1992    1991    1990
                               ----   ----     ----    ----    ----

Ratio of earnings to fixed
  charges                      1.62    1.50    1.59     0.77    1.28

ITEM 2.   PROPERTIES

 Transamerica Finance Corporation leases its principal executive offices at 1150 South Olive Street, Los Angeles, California, from an affiliated company under a lease expiring in November 2004 at an annual rental of approximately $1,500,000. The Company and its subsidiaries have noncancelable lease agreements expiring mainly through 1999. These agreements are principally operating leases for facilities used in the Company's operations.

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

 Based upon information presently available, and in light of legal and other defenses and insurance coverage available to the Company and its subsidiaries, contingent liabilities arising from threatened and pending litigation, income taxes and other matters are not expected to have a material effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

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

 (3) List of Exhibits:


EX-2 Asset Purchase Agreement dated as of February 13, 1994 between Transamerica Container Acquisition Corporation and Tiphook plc and certain of its affiliated companies (incorporated by reference to Exhibit 2 to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1993).

EX-2.1 Amendment and Supplement to Asset Purchase Agreement dated as of
       March 15, 1994 between Transamerica Container Acquisition Corporation and the Container Rental Division of Tiphook plc (incorporated by reference to Exhibit 2.1 to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31,
       1993).

EX-3(i) Transamerica Finance Corporation Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on February 19, 1991 (incorporated by reference to Exhibit 3.1a to Registrant's Form 10-K Annual Report (File No. 1-
         6798) for the year ended December 31, 1990).

EX-3(ii) Transamerica Finance Corporation By-Laws, as amended, last amendment - February 19, 1991.

EX-4 Indenture dated as of April 1, 1991 between Registrant and Harris Trust and Savings Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3
         (File No. 33-40236) as filed with the Commission on August 16, 1991).

EX-10.1 Lease dated December 1, 1994 between Transamerica Occidental Life Insurance Company, as lessor, and Registrant, as lessee.

EX-10.2  Guaranty dated July 31, 1990 by Transamerica Finance Group,
         Inc. [subsequently renamed Transamerica Finance Corporation], in favor of Corporate Asset Funding Company, Inc. et. al. re: certain obligations of Transamerica Insurance Finance Corporation, California (incorporated by reference to Exhibit
         10.6 to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1990).

EX-10.3  Guaranty dated July 31, 1990 by Transamerica Finance Group,
         Inc. [subsequently renamed Transamerica Finance Corporation], in favor of Corporate Asset Funding Company, Inc. et. al. re: certain obligations of Transamerica Insurance Finance Corporation (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended
         December 31, 1990).

EX-12    Computation of Ratio of Earnings to Fixed Charges.

EX-23 Consent of Ernst & Young LLP to the incorporation by reference of their report dated February 15, 1995 in the Registrant's
         Registration Statements on Form S-3, File Nos. 33-40236 and 33-
         49763.

EX-27    Financial Data Schedule.

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

 (b) Reports on Form 8-K filed in the fourth quarter of 1994:

    None.

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

                                   TRANSAMERICA FINANCE CORPORATION
                                          (Registrant)

                                   By   RAYMOND A. GOLAN
                                     --------------------------------
                                   (Raymond A. Golan,
                                   Vice President and Controller)
Date:  March 28, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 1995 by the following persons on behalf of the registrant and in the capacities indicated.

      Signature                          Title
      ---------                          -----

Principal Executive Officer and Director:

   RICHARD H. FINN            Chief Executive Officer and Director
- --------------------------
    (Richard H. Finn)

Principal Financial Officer and Director:

   DAVID H. HAWKINS           Senior Vice President, Treasurer and
- ---------------------------   Director
    (David H. Hawkins)

Principal Accounting Officer:

   RAYMOND A. GOLAN
- --------------------------
   (Raymond A. Golan)         Vice President and Controller

Directors:

   DAVID R. CARPENTER
- --------------------------
   (David R. Carpenter)          Director

   RUSSELL T. CHARLTON
- --------------------------
   (Russell T. Charlton)         Director

   KENT L. COLWELL
- --------------------------
   (Kent L. Colwell)          Director

   EDGAR H. GRUBB
- --------------------------
   (Edgar H. Grubb)           Director

   FRANK C. HERRINGER
- --------------------------
   (Frank C. Herringer)          Director

   ROBERT R. LINDBERG
- --------------------------
   (Robert R. Lindberg)          Director

   ALLEN C. MIECH
- --------------------------
   (Allen C. Miech)           Director

   STEVEN A. READ
- --------------------------
   (Steven A. Read)           Director

   CHARLES E. TINGLEY
- --------------------------
   (Charles E. Tingley)         Director

                 (THIS PAGE INTENTIONALLY LEFT BLANK)

                      ANNUAL REPORT ON FORM 10-K

              ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     LIST OF FINANCIAL STATEMENTS
                   AND FINANCIAL STATEMENT SCHEDULES

                           CERTAIN EXHIBITS

                     FINANCIAL STATEMENT SCHEDULES

                     Year Ended December 31, 1994



           TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                        LOS ANGELES, CALIFORNIA

                 (THIS PAGE INTENTIONALLY LEFT BLANK)

FORM 10-K - ITEM 8, ITEM 14(a)(1) and (2)

TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of Transamerica Finance Corporation and subsidiaries, together with the report of the independent auditors, are included in Item 8:

   Report of Independent Auditors
   Consolidated Balance Sheet -- December 31, 1994 and 1993 Consolidated Statement of Income -- Years ended December 31, 1994,
      1993 and 1992
   Consolidated Statement of Cash Flows -- Years ended December 31,
      1994, 1993 and 1992
   Consolidated Statement of Shareholder's Equity -- Years ended
      December 31, 1994, 1993 and 1992
   Notes to Financial Statements
   Management's Discussion and Analysis of the Results of Operations  -
      - Year ended December 31,  1994
   Supplementary Financial Information -- Years ended December 31, 1994 and 1993


The following consolidated financial statement schedule of Transamerica Finance Corporation and subsidiaries is included in Item 14(d):

   II - Valuation and Qualifying Accounts -- Years ended December 31,
           1994, 1993 and 1992

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholder and
Board of Directors
Transamerica Finance Corporation

We have audited the accompanying consolidated balance sheet of Transamerica Finance Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows, and shareholder's equity for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerica Finance Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    ERNST & YOUNG LLP

Los Angeles, California
February 15, 1995

           TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET
             (Amounts in thousands, except for share data)


December 31                                            1994          1993
                                                    ----------    ----------
ASSETS
Cash and cash equivalents                          $     7,719   $    29,321
Investments - available for sale                       113,159       110,078

Finance receivables, net of unearned finance
 charges and insurance premiums:
 Consumer lending                                    4,141,986     3,650,523
 Commercial lending                                  2,772,580     2,600,447
                                                    __________    __________
  Net finance receivables                            6,914,566     6,250,970
 Less allowance for losses                             203,792       179,392
                                                    __________    __________
                                                     6,710,774     6,071,578
Property and equipment - less accumulated
  depreciation of $735,451 in 1994 and $605,548
  in 1993:                                              47,392        43,784
 Land, buildings and equipment
 Equipment held for lease                            2,606,578     1,306,458
Investments in and advances to affiliates              259,639       371,012
Goodwill, less accumulated amortization of $109,909
  in 1994 and $98,252 in 1993                          351,562       372,368

Assets held for sale                                   225,036       386,300
Less valuation allowance                                67,368       159,532
                                                    __________    __________
                                                       157,668       226,768

Other assets                                           700,313       500,003
                                                    __________    __________

                                                   $10,954,804   $ 9,031,370
                                                   ===========   ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
 Unsubordinated                                     $7,730,703   $ 6,335,378
 Subordinated                                          993,555       696,125
                                                    __________    __________
  Total debt                                         8,724,258     7,031,503

Accounts payable and other liabilities                 541,210       483,939
Income taxes payable, of which $47,696 in 1994 and
 $168,132 in 1993 is deferred                          106,995        66,307
Shareholder's equity:
  Preferred stock - authorized, 250,000 shares
   without par value;  none issued
  Common stock - authorized, 2,500,000 shares of
   $10 par value; issued and
   outstanding, 1,464,285 shares                        14,643        14,643
 Additional paid-in capital                          1,455,717     1,356,533
 Retained earnings                                     124,347        87,105
 Net unrealized loss from investments marked to
  fair value                                           (3,272)
 Foreign currency translation adjustments              (9,094)        (8,660)
                                                    __________    __________
  Total shareholder's equity                         1,582,341     1,449,621
                                                    __________    __________

                                                    $10,954,804  $ 9,031,370
                                                    ===========  ===========

See notes to financial statements

           TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF INCOME
                        (Amounts in thousands)


Years Ended December 31                1994        1993        1992
                                    ----------  ----------  ----------
REVENUES
Finance charges                     $  986,433  $  929,464  $  946,687
Leasing revenues                       620,680     388,327     402,230
Servicing fees                             308         942       1,795
Income from affiliates                  17,193      18,021      21,248
Other                                   53,213      55,372      58,923
                                    __________  __________  __________

  Total revenues                     1,677,827   1,392,126   1,430,883
                                    __________  __________  __________

EXPENSES
Interest and debt expense              485,643     414,556     459,518
Depreciation on equipment held for
  lease                                197,295     102,538      98,789
Salaries and other operating
 expenses                              582,025     512,652     504,037
Provision for losses on
 receivables                            99,071      94,142      84,815
Provision for losses on assets
 held for sale                                      50,000
                                    __________  __________  __________

  Total expenses                     1,364,034   1,173,888   1,147,159
                                    __________  __________  __________
Income before income taxes
 and extraordinary item                313,793     218,238     283,724
Income taxes                           125,551      95,357     121,052
                                    __________  __________  __________
Income before extraordinary item       188,242     122,881     162,672
Extraordinary loss on early
   extinguishment of debt, net of
   applicable income tax benefit of
   $11,447                                         (23,084)
                                    __________  __________  __________
Net income                          $  188,242  $   99,797  $  162,672
                                    ==========  ==========  ==========

See notes to financial statements

           TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Amounts in thousands)

Years Ended December 31                   1994          1993         1992
                                     ------------   ------------  ------------
OPERATING ACTIVITIES
Net income                           $    188,242     $   99,797   $   162,672
Adjustments to reconcile net income
to net cash provided by operating
activities:
 Depreciation and amortization of
    goodwill                              223,044        126,513       124,680
 Provision for losses on receivables       99,071         94,142        84,815
 Provision for losses on assets held
    for sale                                              50,000
 Amortization of discount on long-
    term debt                              19,292         30,419        49,681
 Change in accounts payable and other
    liabilities                           (25,254)       (75,151)       20,292
 Change in income taxes payable            40,688        (18,747)       48,143
  Extraordinary loss on early
    extinguishment of debt                                23,084
 Other                                     94,329        138,676      (139,953)
                                     ------------   ------------  ------------
   Net cash provided by operating         639,412        468,733       350,330
    activities
                                     ------------   ------------  ------------

INVESTING ACTIVITIES
Finance receivables
  originated or purchased             (15,594,856)   (11,756,552)   (9,714,701)
Finance receivables collected or sold  14,807,548     11,535,766     9,415,231
Purchase of property and equipment       (455,353)      (424,187)     (349,305)
Sales of property and equipment            31,336         55,760        44,708
Purchase of investments                   (15,375)       (35,953)      (28,713)
Sales or maturities of investments          9,022         23,523        25,766
Decrease (increase) in investments in
  and advances to affiliates              111,373        (80,772)       19,847
Purchase of the container division
  assets of Tiphook plc                (1,061,441)
Sale of domestic over-the-road
  trailer business                                                     191,000
Other                                    (102,807)      (109,831)       (1,238)
                                     ------------   ------------  ------------

   Net cash used by investing          (2,270,553)      (792,246)     (397,405)
    activities
                                     ------------   ------------  ------------
FINANCING ACTIVITIES
Proceeds from debt financing            7,189,405      5,500,571     4,100,077
Payments of debt                       (5,528,050)    (5,112,147)   (4,107,988)
Capital contributions from parent
  company                                  99,184          3,915       103,955
Cash dividends paid                      (151,000)      (100,000)      (74,600)
                                     ------------   ------------  ------------
   Net cash provided by financing
    activities                          1,609,539        292,339        21,444
                                     ------------   ------------  ------------
Decrease in cash and cash equivalents     (21,602)       (31,174)      (25,631)
Cash and cash equivalents at
    beginning of year                      29,321         60,495        86,126
                                     ------------   ------------  ------------
Cash and cash equivalents at end of
   year                              $      7,719   $     29,321  $     60,495
                                     ============   ============  ============


See notes to financial statements

           TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                        (Amounts in thousands)

                                                                 Net
                                                             Unrealized
                                                             Gain (Loss)
                                                               From       Foreign
                                     Additional   Retained   Investments  Currency
                          Capital      Paid-      Earnings   Marked To   Translation
                           Stock     In Capital   (Deficit)  Fair Value  Adjustments
                          -------    ----------  ---------- -----------  ------------
Balance at January 1,
  1992                    $14,643    $1,348,663   $(9,764)       $428     $ 6,081
Net income                                        162,672
Capital contribution
   from parent company                    3,955
Cash dividends declared                           (90,600)
Other changes                                                    (374)     (6,768)
                         ----------  ----------  ----------  ----------   -------
Balance at December 31,
 1992                      14,643     1,352,618    62,308          54        (687)
Net income                                           99,797
Capital contribution
  from parent company                     3,915
Cash dividends declared                             (75,000)
Other changes                                                       (54)   (7,973)
                         ----------  ----------  ----------  ----------   -------

Balance at December 31,
  1993                       14,643   1,356,533      87,105                (8,660)
Effect of adopting
  Statement of Financial
  Accounting Standards
  No. 115                                                         5,581
Net income                                          188,242
Capital contribution
  from parent company                    99,184
Cash dividends declared                            (151,000)
Other changes                                                    (8,853)     (434)
                         ----------  ----------  ----------  ----------   -------
Balance at December 31,
  1994                      $14,643  $1,455,717    $124,347     $(3,272)  $(9,094)
                         ==========  ==========  ==========  ==========   =======


See notes to financial statements

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

Depreciation and Amortization - Property and equipment, which are stated on the basis of cost, are depreciated by use of the straight-line method over their estimated useful lives, which range from eight to 15 years (with residual values of 10% to 20%) for equipment held for lease, three to 10 years for administrative and service equipment, and 20 years for buildings. Intangible assets other than goodwill, principally renewal, referral and other rights incident to businesses acquired, are amortized over estimated future benefit periods ranging from five to 25 years in proportion to estimated revenues. Goodwill is amortized over 40 years.

Foreign Currency Translation - The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable to Canadian and European operations. The accounts of these subsidiaries have been converted at rates of exchange in effect at year end as to balance sheet accounts and at average rates for the year as to operations. The effect of changes in exchange rates in translating foreign subsidiaries' financial statements is accumulated in a separate component of shareholder's equity. The effect of transaction gains and losses on the Consolidated Statement of Income is insignificant for all years presented.

Transactions with Affiliates - In the normal course of operations, the Company has various transactions with Transamerica Corporation and certain of its other subsidiaries. In addition to the filing of consolidated income tax returns and the transactions discussed in Notes H and K, these transactions include computer and other specialized services, various types of insurance coverage and pension administration, the effects of which are insignificant for all years presented.

Finance Charges - Finance charges, including loan origination fees, offset by direct loan origination costs, are generally recognized as earned on an accrual basis under an effective yield method, except that accrual of finance charges is suspended on accounts that become past due contractually in excess of 29 days for consumer loans or 60 days for commercial loans. At December 31, 1994 and 1993, finance receivables for which the accrual of finance charges was suspended amounted to $216,144 and $188,305. Charges collected in advance, including renewal charges, on inventory finance receivables are taken into income on a straight-line basis over the periods to which the charges relate.

Allowance for Losses - The allowance for losses is maintained in an amount sufficient to cover estimated uncollectible receivables. Such estimates are based on percentages of net finance receivables outstanding developed from historical credit loss experience and, if appropriate, provision for deviation from historical averages, supplemented in the case of commercial loans by specific reserves for accounts known to be impaired. The allowance is provided through charges against current income. Accounts are charged against the allowance when they are deemed to be uncollectible. When foreclosure proceedings are begun in the case of a real estate secured consumer loan, the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower cost or fair value less estimated selling costs and are reclassified to assets held for sale. Additionally, accounts are generally charged against the allowance when no payment has been received for six months for consumer lending and when all avenues for repayment have been exhausted for commercial lending.

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

Income Taxes - Taxable results of the Company's operations are included in the consolidated federal and certain state income tax returns filed by Transamerica Corporation, which by the terms of a tax sharing agreement generally requires the Company to accrue and settle income tax obligations as if it filed separate returns with the applicable taxing authorities. The Company provides deferred income taxes based on enacted rates in effect on the dates temporary differences between the book and tax bases of assets and liabilities reverse. In 1988, the Company adopted the liability method of accounting for income taxes and the adoption of Financial Accounting Standard No. 109, Accounting for Income Taxes, in 1992 had no effect on the consolidated financial statements.

New Accounting Standards - In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Beginning in 1994 with the adoption of this standard, all of the Company's investments have been classified as available for sale and reported at fair value. The effect of this adjustment, net of federal income taxes, is recorded in a separate component of shareholder's equity. There is no effect on the consolidated income statement.

In May 1993, the Financial Accounting Standards Board issued a new standard on accounting for impairment of loans which the Company will adopt in the first quarter of 1995. The new standard, which was amended in October 1994, requires that impaired loans be measured based on either the fair value of the loan, if discernible, the present value of expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. At adoption, the new standard will not have a material effect on the consolidated financial statements of the Company.

Note B - Acquisitions

In March 1994, the Company acquired substantially all the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets (collectively the "Container Operations") for $1,061,441 in cash. The Company assumed certain specified liabilities of the Container Operations including trade accounts payable. The Company did not assume any borrowings, tax liabilities or contingent liabilities of Tiphook. The acquired fleet of standard containers and tank containers totaled 363,000 units. The acquisition has been accounted for as a purchase and, accordingly, the operations of Tiphook have been included in the Consolidated Statement of Income from the date of acquisition.

Had the acquisition of the Container Operations been accomplished as of January 1, 1993, revenues for the Company would have been approximately $1,720,000 and $1,640,000 for the years ended December 31, 1994 and 1993. The pro forma effect on net income would have been immaterial. This information is for illustrative purposes only and is not necessarily indicative of the future results of the operations of the combined company, or of the results of the operations of the combined company that would have actually occurred had the transaction been in effect for the periods presented.


Note C - Financial Instruments

Investments

In 1994, investments in fixed maturities are carried at fair value, while in 1993, these investments were carried at amortized cost which was less than fair value. The cost and fair value of investments at December 31, 1994 and 1993 are as follows:

                                       Gross        Gross
                                    Unrealized   Unrealized
                          Cost         Gains       Losses     Fair Value
                        ---------    ---------   ----------   -----------

December 31, 1994:
Fixed maturities          $113,271       $1,253       $6,287     $108,237
Short-term
  investments                4,922                                  4,922
                         ---------    ---------    ---------    ---------

  Total                   $118,193       $1,253       $6,287     $113,159
                          ========     ========     ========     ========

December 31, 1993:
Fixed maturities          $103,035       $9,212         $626     $111,621
Short-term
  investments                7,043                                  7,043
                         ---------    ---------    ---------    ---------

  Total                   $110,078       $9,212         $626     $118,664
                          ========     ========     ========     ========

Investments totaling $4,225 at December 31, 1994 and $4,175 at December 31, 1993 were on deposit with various states to meet requirements of state insurance and financial codes. In addition, various state insurance codes require that the Company's credit insurance subsidiaries hold an amount equal to their statutory unearned premium reserve ($37,250 and $36,069 at December 31, 1994 and 1993) in cash or in suitable investments for the protection of policyholders. Such assets are not available for distribution until all liabilities on insurance policies have been discharged.

The net unrealized loss included in shareholder's equity as a result of marking the fixed maturities to fair value at December 31, 1994 was $3,272.

Finance Receivables

The carrying amounts and estimated fair values of the finance receivable portfolio at December 31, 1994 and 1993 are as follows:

                                      1994                     1993
                            ------------------------ -----------------------
                                          Estimated                Estimated
                             Carrying       Fair       Carrying      Fair
                              Value         Value        Value       Value
                            -----------   --------    ----------   --------
Fixed rate receivables:
 Consumer                    $4,024,768   $4,500,191   $3,547,210  $4,307,048
 Commercial                     125,950      128,659      134,040     132,662
Variable rate receivables:
 Commercial                   2,560,056    2,560,056    2,390,328   2,390,328
                            -----------  -----------  -----------  ----------

   Total                     $6,710,774   $7,188,906   $6,071,578  $6,830,038
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

Additional information pertaining to finance receivables outstanding follows:

                                                                   Maximum
                                                                Original Term
                                            Receivables          (in months)
                                       --------------------  -----------------
                                         1994        1993       1994      1993
                                       --------    --------   --------  ------
Consumer:
 Consumer instalment loans:
   Real estate secured                $3,522,966  $3,214,468      180    180
   Other                                 758,798     595,284       60     60
 Other finance receivables                58,197      22,276       36     36
                                      ----------  ----------
                                       4,339,961   3,832,028
 Less unearned finance charges and
  insurance premiums                     197,975     181,505
                                      ----------  ----------
 Net finance receivables               4,141,986   3,650,523
                                      ----------  ----------

Commercial:
 Inventory finance                     2,078,519   1,959,757       12     12
 Business credit                         654,966     553,859       60     60
                                      ----------  ----------
   Core businesses                     2,733,485   2,513,616
 Other                                    75,262     127,687      180    180
                                      ----------  ----------
                                       2,808,747   2,641,303
 Less unearned finance charges            36,167      40,856
                                      ----------  ----------
 Net finance receivables               2,772,580   2,600,447
                                      ----------  ----------

   Total net finance receivables      $6,914,566  $6,250,970
                                      ==========  ==========

Contractual maturities of finance receivables outstanding, before deduction of unearned finance charges and insurance premiums, at December 31, 1994 are:

               Consumer      %     Commercial    %        Total       %
             -----------   -----   ----------  ------   ---------   -----
1995         $  848,177    19.6    $2,337,304    83.2   $3,185,481   44.6
1996            665,008    15.3       244,503     8.7      909,511   12.7
1997            552,265    12.7       221,946     7.9      774,211   10.8
1998            397,114     9.2         2,870     0.1      399,984    5.6
1999            292,057     6.7         2,074     0.1      294,131    4.1
Thereafter    1,585,340    36.5            50            1,585,390   22.2
             ----------   -----     ---------   -----   ----------  -----
 Total       $4,339,961   100.0     $2,808,747  100.0   $7,148,708  100.0
             ==========   =====     ==========  =====   ==========  ======

Experience of the Company has shown that a substantial majority of the consumer finance receivables will be renewed or prepaid many months prior to contractual maturity dates. Accordingly, the above schedule is not to be regarded as a forecast of future cash collections. For 1994 and 1993, the ratio for consumer finance receivables of principal cash collections (excluding balances refinanced) to average net finance receivables was 28% and 29%.

The commercial lending operation's business credit unit provides revolving lines of credit, letters of credit and standby letters of credit. At December 31, 1994 and 1993, borrowers' unused credit availability under such arrangements totaled $535,214 and $533,781, and the estimated amount the Company would have to pay another financial institution to assume the possible future obligation to fund them was $1,339 and $1,591.

Concentration of Risk

During the normal conduct of its consumer and commercial lending operations, the Company engages in the extension of credit to homeowners, electronics and appliance dealers, retail recreational products dealers, computer stores and others. The risk associated with that credit is subject to economic, competitive and other influences. While a substantial portion of the risk is diversified, certain operations are concentrated in one industry or geographic area.

The Company's consumer finance receivables at December 31, 1994 included $3,349,235, net of unearned finance charges and insurance premiums, of real estate secured loans, principally first and second mortgages secured by residential properties, of which approximately 45% are located in California. The commercial finance receivables portfolio represents lending arrangements with over 100,000 customers. At December 31, 1994, the portfolio included 18 customers with individual balances in excess of $15,000. These accounts represented 12% of total commercial net finance receivables outstanding at December 31, 1994.

Debt

Debt consists of:

                                                        1994          1993
                                                      ----------   -----------
Unsubordinated
Short-term debt:
  Commercial paper                                    $4,181,211    $3,585,249
  Other                                                   96,143        84,644
                                                     -----------   -----------
                                                       4,277,354     3,669,893
  Less classified as long-term debt                    3,672,500     2,505,000
                                                     -----------   -----------
      Total unsubordinated short-term debt               604,854     1,164,893
                                                     -----------   -----------
Long-term debt:
  Short-term debt supported by noncancelable
     credit agreements                                 3,672,500     2,505,000
  4.48% to 9.10% notes and debentures due 1995 to
     2004                                              3,299,173     2,323,110
  Loans due to Transamerica Corporation and its
     subsidiaries, at various interest rates, maturing
     in 1994                                                            67,491
  Zero to 6.50% notes and debentures due 2007 to
     2012 issued at a discount to yield 13.80% to
     13.88%; with benefit from deferred taxes,effective
     cost of 8.79% to 12.35%; maturity value of
     $582,760                                            154,176       274,884
                                                     -----------   -----------
      Total unsubordinated long-term debt              7,125,849     5,170,485
                                                     -----------   -----------
        Total unsubordinated debt                      7,730,703     6,335,378
                                                     -----------   -----------

Subordinated
6.75% to 11.00% notes due 1995 to 2003                   993,555       696,125
                                                     -----------   -----------

             Total debt                               $8,724,258    $7,031,503
                                                      ==========    ==========

The weighted average interest rate on short-term borrowings at December 31, 1994 and 1993 was 5.80% and 3.17%.

Long-term debt outstanding at December 31, 1994, other than the $3,672,500 supported by noncancelable credit agreements, matures as follows:

                            Unsubordinated     Subordinated      Total
                            --------------    -------------   ------------

1995                               $821,891       $152,400       $974,291
1996                                653,594        157,575        811,169
1997                                682,614        102,100        784,714
1998                                258,215        250,480        508,695
1999                                509,510        202,000        711,510
Thereafter                          527,525        129,000        656,525
                                 ----------     ----------    -----------
  Total                          $3,453,349       $993,555    $4,446,904*
                                 ==========      =========    ===========

*Includes the accreted values at December 31, 1994 on original issue discount debt and not the amount due at maturity.

In 1993, the Company redeemed $125,000 of deep discount long-term debt with a book value of $90,710, which resulted in a $23,084 extraordinary loss, after related taxes of $11,447.

Commercial paper notes are issued for maturities up to 270 days in the U.S. and 365 days in Canada. At December 31, 1994 and 1993, $192,000 and $200,000 of the outstanding commercial paper, which matured on demand in 1995 and January 24, 1994, was held by Transamerica Corporation. In support of its commercial paper operations, bank credit lines aggregating $932,856 at December 31, 1994 were available to the Company, $75,000 of which were also available to Transamerica Corporation. At December 31, 1994, all borrowings under these lines were made by the Company and amounted to $253,651, of which $157,508 is long-term.

In support of the short-term debt classified as long-term debt at December 31, 1994, the Company has unsubordinated noncancelable credit agreements totaling $4,325,000 with 58 banks, of which $3,672,500 matures after one year. A total of $700,000 thereof is also available to Transamerica Corporation. Fees are paid on the average unused commitment.

Interest payments, net of amounts received from interest rate exchange agreements, totaled $561,874 in 1994, $513,541 in 1993 and $558,997 in
1992.

The estimated fair value of debt, using rates currently available for debt with similar terms and maturities, at December 31, 1994 and 1993 was $8,644,000 and $7,407,000.

Derivatives

The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from the Company's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specific periods. In the normal course of its operations, the Company hedges some of its interest rate risk with derivative financial instruments. These derivatives comprise primarily interest rate swap agreements.

The interest rate swap agreements are intended to help the Company to more closely match the cash flow received from its assets to the payments on its liabilities. The Company's interest rate swap agreements generally provide that one party pays interest at a floating rate in relation to movements in an underlying index and the other party pays interest at a fixed rate.

The interest rate swap contracts are designated and accounted for as hedges of a portion of the Company's outstanding indebtedness.

At December 31, 1994, contracts designated as hedges of outstanding indebtedness comprise:

                                                     Weighted  Weighted
                                                      Average   Average
                                                       Fixed   Floating
                                           Notional  Interest  Interest
                                            Amount     Rate      Rate
                                           --------  --------  ---------
Interest rate swap agreements - The
Company pays:
     Floating rate interest expense,
         receives fixed rate
         interest income                   $103,000     7.7%     7.0%
                                           ========     ====     =====
     Fixed rate interest expense,
         receives floating rate
         interest income                   $540,100     6.6%      5.9%
                                           ========     ====     =====
     Floating rate interest expense
         based on one index (5.9%)
         and receives floating rate
         interest income based on
         another index (5.8%)              $101,000
                                           ========

The net present value of these interest rate swap agreements offsets changes in the fair value of the hedged indebtedness, which are also carried at amortized cost. The fair value of the liability hedges at December 31, 1994 was a net benefit from counterparties of $10,645.

While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At December 31, 1994, the interest rate swap agreements are with banks rated A or better by one or more of the major credit rating agencies.

Note D - Allowance for Losses

Changes in the allowance for losses on finance receivables are:

                                       Consumer    Commercial     Total
                                     ---------     ----------    --------
Balance at January 1, 1992           $   98,185     $169,529     $267,714
Provision charged to income              47,985       36,830       84,815
Receivables charged off                 (44,448)    (122,974)    (167,422)
Recoveries                                1,487        5,922        7,409
Other                                    (2,014)      (2,138)      (4,152)
                                    -----------  -----------  -----------

Balance at December 31, 1992            101,195       87,169      188,364
Provision charged to income              62,349       31,793       94,142
Receivables charged off                 (62,524)     (51,832)    (114,356)
Recoveries                                1,871        9,122       10,993
Other                                       422        (173)          249
                                    -----------  -----------  -----------

Balance at December 31, 1993            103,313       76,079      179,392
Provision charged to income              80,406       18,665       99,071
Receivables charged off                 (74,870)     (17,038)     (91,908)
Recoveries                                2,375        8,387       10,762
Other                                     5,994          481        6,475
                                    -----------  -----------  -----------

Balance at December 31, 1994           $117,218      $86,574     $203,792
                                     ==========   ==========   ==========

Note E - Assets Held for Sale

Assets held for sale are:

                                                1994        1993
                                              --------     -------
Consumer:
  Repossessed residential properties           $145,633    $137,455
  Other repossessed assets                        3,409       1,746
                                              ---------   ---------
                                                149,042     139,201
  Less valuation allowance                        2,282       2,547
                                              ---------   ---------
                                                146,760     136,654
                                              ---------   ---------

Commercial:
  Rent-to-own finance receivables                72,381     120,469
  Repossessed rent-to-own stores                            107,227
  Other repossessed assets                        3,613      19,403
                                              ---------   ---------
                                                 75,994     247,099
  Less valuation allowance                       65,086     156,985
                                              ---------   ---------
                                                 10,908      90,114
                                              ---------   ---------

     Total                                     $157,668    $226,768
                                               ========    ========

In 1993, a provision of $50,000 ($35,960 after tax) was made to reduce the net carrying value of repossessed rent-to-own stores to their estimated realizable value. In September 1994, the commercial lending operation sold its U.S. and Canadian repossessed rent-to-own stores with a net carrying value of $17,666 for $22,939. The transaction resulted in a $5,273 ($3,980 after tax) gain.

Note F - Dividend and Other Restrictions

Consolidated equity is restricted by the provisions of debt agreements. At December 31, 1994, $237,224 was available for dividends and other stock payments. Under certain circumstances, the provisions of loan agreements and statutory requirements place limitations on the amount of funds which can be remitted to the Company by its consolidated subsidiaries. Of the net assets of the Company's consolidated subsidiaries, as adjusted for intercompany account balances, at December 31, 1994, $58,481 is so restricted.

Note G - Income Taxes

The provision for income taxes comprises:

                             1994              1993             1992
                           -------           -------         --------
Current taxes:
  Federal                  $71,514           $41,617          $95,239
  State                     18,023            15,354           18,391
  Foreign                    6,529                88         (14,637)
                          --------          --------         --------
                            96,066            57,059           98,993
                          --------          --------         --------
Deferred taxes:
  Federal                   31,544            32,461              588
  State                      1,859             5,034            6,533
  Foreign                   (3,918)              803           14,938
                          --------          --------         --------
                            29,485            38,298           22,059
                          --------          --------         --------

     Total income taxes   $125,551          $ 95,357         $121,052
                          ========          ========         ========

The difference between federal income taxes computed at the statutory rate and the total provision for income taxes is:

                                      1994         1993         1992
                                   ----------    ---------    ---------

Federal income taxes at statutory
  rate                                $109,828      $76,383      $96,467
State income taxes, net of
  federal income tax benefit            12,978       13,913       16,449
Book and tax basis difference of
  assets acquired                        4,053        2,999        5,026
Settlement of disputed items           (4,904)      (4,224)
Dividends from affiliates                                          (663)
Other                                    3,596        6,286        3,773
                                     ---------    ---------    ---------

   Total income taxes                 $125,551      $95,357     $121,052
                                      ========     ========     ========

Deferred tax liabilities (assets) are comprised of the following at December 31:

                                             1994         1993


Depreciation                                 $319,949     $232,652
Amortization of bond discount and
  interest                                     65,790       66,071
Direct finance and sales type leases           21,942        7,865
Insurance reserves and acquisition costs        7,136        9,698
Other                                          29,248       35,475
                                            ---------    ---------
 Gross deferred tax liabilities               444,065      351,761
                                            ---------    ---------

Allowances for losses on finance
receivables and other assets                (121,273)    (113,331)
Post employment benefits other than
  pensions                                    (8,393)      (8,166)
Net operating loss and foreign tax credit
  carryforwards                             (244,817)     (46,139)
Other                                        (21,886)     (15,993)
                                            ---------    ---------
 Gross deferred tax assets                  (396,369)    (183,629)
                                            ---------    ---------

   Net deferred tax liability               $  47,696     $168,132
                                            =========    =========

Pretax income (loss) from foreign operations totaled $(332) in 1994, $3,686 in 1993 and $4,332 in 1992. Income tax payments totaled $87,098 in 1994, $77,089 in 1993 and $92,190 in 1992.

Note H- Pension and Stock Savings Plans and Other Post Employment
Benefits

The Company participates in the Retirement Plan for Salaried Employees of Transamerica Corporation and Affiliates (the pension plan). The pension plan is a noncontributory defined benefit plan covering substantially all employees. Pension benefits are based on the employee's compensation during the highest paid 60 consecutive months during the 120 months before retirement. Pension costs are allocated to the Company based on the number of participants. The Company also participates in the Transamerica Corporation Employee Stock Savings Plan (the 401(k) plan). The 401(k) plan is a contributory defined contribution plan covering eligible employees who elect to participate. Currently, the Company matches 75 cents for every dollar contributed up to six percent of eligible compensation. The Company matching portion is always invested in Transamerica Corporation common stock. Employees are 25% vested in the matching contributions after three years, 50% vested after four years and 100% vested after five years of service. The Company's total costs for both the pension plan and the 401(k) plan were $9,447 in 1994, $9,163 in 1993 and $7,913 in 1992.

The Company also participates in various programs sponsored by Transamerica Corporation that provide medical and certain other benefits to eligible retirees.

Note I - Commitments and Contingencies

The Company and its subsidiaries have noncancelable lease agreements expiring mainly through 1999. These agreements are principally operating leases for facilities used in the Company's operations. Total rental expense amounted to $67,193 in 1994, $54,799 in 1993 and $60,286 in 1992.

Contingent liabilities arising from litigation, income taxes and other matters are not expected to have a material effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

Note J - Business Segment Information

Business segment information is:
                              Revenues                       Operating Profit
                 ---------------------------------- ------------------------------------
                    1994        1993        1992        1994        1993        1992
                 ----------  ----------  ----------  ----------  ----------   ----------
Consumer
  lending          $688,608    $651,218    $654,078    $159,740    $172,593     $181,676
Commercial
  lending           350,639     333,297     356,275      62,924     (31,074)      25,536
Leasing             637,904     407,774     420,512     101,890      91,470       92,073
Other                   676       (163)          18         518         407       (1,370)
                 ----------  ----------  ----------  ----------  ----------   ----------

                 $1,677,827  $1,392,126  $1,430,883     325,072     233,396      297,915
                 ==========  ==========  ==========
Corporate expense                                      (11,279)    (15,158)      (14,191)
Income taxes                                          (125,551)    (95,357)     (121,052)
                                                     ----------  ----------   ----------
Income before extraordinary item                       $188,242    $122,881     $162,672
                                                      =========  =========     =========

                               Assets                        Liabilities
                    1994        1993        1992       1994        1993         1992
                 ----------  ----------  ----------  ----------  ----------   ----------
Consumer
  lending        $4,478,101  $3,985,720  $3,846,327  $3,930,693  $3,511,823  $3,402,670
Commercial
  lending         3,324,967   3,461,316   3,513,760   2,695,733   2,836,763   2,882,617
Leasing           3,184,195   1,696,983   1,339,751   2,786,654   1,417,965   1,094,730
Other                33,945     143,321     110,386      25,787      67,731       1,271
Consolidation
  adjustments      (66,404)   (255,970)   (121,330)    (66,404)   (252,533)    (121,330)
                 ----------  ----------  ----------  ----------  ----------  ----------

 Total          $10,954,804  $9,031,370  $8,688,894  $9,372,463  $7,581,749  $7,259,958
                ===========  ==========  ==========  ==========  ==========  ==========
                        Additions, at Cost,
                      to Property & Equipment                Depreciation Expense
                 ---------------------------------   -----------------------------------
                    1994        1993        1992        1994        1993        1992
                 ----------  ----------  ----------  ----------  ----------   ----------
Consumer
  lending            $4,168      $6,169      $5,316      $3,933      $3,525    $  2,607
Commercial
  lending             4,872       6,992       6,938       5,732       5,396       7,538
Leasing           1,525,344     411,026     337,051     201,722     105,852     102,805
Other                                                                    82          74
                 ----------  ----------  ----------  ----------  ----------  ----------

 Total           $1,534,384    $424,187    $349,305    $211,387    $114,855    $113,024
                 ==========    ========    ========    ========    ========    ========

Note K - Transactions With Affiliates

On November 1, 1990, the Company sold without recourse a pool of real estate secured receivables to Transamerica Financial Services Finance Co. (TFSFC) for cash of $547,655 plus interest of $9,661 to the closing date of December 17, 1990. The purchase price, which represented the fair value of the receivables sold, was based on an independent appraisal. For financial reporting purposes, the intercompany gain on this sale was deferred and was amortized to income as a component of the Company's equity in the distributable earnings of TFSFC. TFSFC subsequently securitized and sold to outside investors a $430,000 participation interest in the receivable pool. The Company continued to service these receivables for a fee. The Company entered into an agreement whereby it directed the investment of excess funds in the pool pending their distribution and guaranteed that such funds would be invested at a certain minimum rate. In 1994, the Company repurchased the remaining serviced receivables and the operations of TFSFC ceased.

Investments in and advances to affiliates consist of the following at December 31:

                                                1994        1993
                                             ----------   ---------

Unsecured receivable from BWAC Twelve, Inc.     $225,694    $308,858
Unsecured receivable from Transamerica
  HomeFirst, Inc.                                 33,945       7,937
Preferred stock of TFSFC                                      72,946
Unamortized deferred gain on sale of
  receivables to TFSFC                                       (18,729)
                                               ---------   ---------

   Total                                        $259,639    $371,012
                                                ========    ========

The receivables from BWAC Twelve, Inc. and Transamerica HomeFirst, Inc. are payable on demand and bear interest at a rate that varies based on the Company's average cost of borrowings. The weighted average interest rate was 4.98% in 1994, 4.21% in 1993 and 4.04% in 1992. Under the terms of certain debt agreements, the Company may maintain investments in and advances to affiliates up to $782,341 at December 31, 1994.

Income from affiliates comprises the following for the years ended
December 31:

                                         1994      1993        1992
                                       -------    ------      ------
Interest income                         $11,085   $11,572     $13,486
Servicing fees                              585       833         861
Amortization of deferred gain and
   equity in earnings of TFSFC            5,523     5,616       6,901
                                       --------  --------    --------

   Total                                $17,193   $18,021     $21,248
                                        =======   =======     =======

         TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
                           OF OPERATIONS

  The following table sets forth revenues and income by line of business for the periods indicated:

                                 Revenues             Income (Loss)
                           ---------------------    ------------------
                             1994        1993        1994        1993
                           ---------    --------     -----      ------
                                      (Amounts in thousands)
Consumer lending           $  688,608  $  651,218    $ 89,765   $  91,742
Commercial lending            350,639     333,297      46,276    (12,775)
Leasing                       637,904     407,774      63,552      53,641
Unallocated items                 676       (163)         306       1,931
Amortization of goodwill                              (11,657)    (11,658)
                           ----------  ----------    --------    --------
  Total                    $1,677,827  $1,392,126    $188,242    $122,881
                           ==========  ==========    ========    ========


  The following discussion should be read in conjunction with the information presented under Item 1, Business.


Consumer Lending

  Consumer lending net income for 1994 was $89,674,000 compared to $91,651,000 for 1993. Consumer lending income before the amortization of goodwill in 1994 decreased $1,977,000 (2%) from 1993. Excluding a $5,269,000 benefit ($3,088,000 after tax)
recorded in 1993 from the reversal of reserves related to a 1990 sale of receivables to Transamerica Financial Services Finance Co. which subsequently were securitized, income for 1994 increased $1,111,000 (1%). The increase resulted from higher revenues offset in part by increased operating and interest expenses, and an increased provision for losses on receivables. Revenues in 1994 increased $37,390,000 (6%) over 1993 mainly due to increased finance charges resulting from higher average finance receivables outstanding and higher fees due to an increased volume of real estate secured loans.

  Interest expense for 1994 increased $8,454,000 (3%) from 1993 mainly due to an increase in short-term rates and the cost of increased borrowings as a result of the higher level of receivables outstanding. Operating expenses for 1994 increased $19,853,000 (11%) over 1993. Excluding the $5,269,000 reserve reversal recorded in 1993, operating expenses in 1994 increased $14,584,000 (8%). The increase was mainly due to the higher level of finance receivables outstanding, an increase in the average number of branches during 1994, and costs of developing new loan information systems to handle additional loan products.

  The provision for losses on receivables for 1994 increased $18,057,000 (29%) due to increased credit losses and increased growth in net finance receivables over 1993. Credit losses, net of recoveries, as a percentage of average consumer finance receivables outstanding, net of unearned finance charges and insurance premiums, were 1.90% for 1994 compared to 1.67% for 1993. Credit losses increased in 1994 mainly due to continued sluggishness in the California economy and a continued weak California real estate
market.   Any change in the trend of credit losses is somewhat
dependent upon overall changes in economic conditions and the California real estate market. Although recent trends in the economy are encouraging, the outlook for the California real estate market remains uncertain, particularly in Southern California.

  Net consumer finance receivables outstanding increased
$491,463,000 (13%) in 1994. Net consumer finance receivables at December 31, 1994 included $3,349,235,000 of real estate secured loans, principally first and second mortgages secured by residential properties, of which 45% are located in California.

Company policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers at the time of loan origination.

  Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $90,232,000 (2.08% of finance receivables outstanding) at December 31, 1994 compared to $76,781,000 (2.00% of finance receivables outstanding) at December 31, 1993. The increase in the percentage reflects higher delinquent non-real estate secured receivables offset in part by a decline in the percentage of delinquent real estate secured receivables. The increase in delinquent non-real estate secured receivables reflects the changing mix of products in the portfolio and the introduction of new products with higher delinquency experience. Management has established an allowance for losses equal to 2.83% of net consumer finance receivables outstanding at December 31, 1994 and 1993.

  Generally, by the time an account secured by residential real estate becomes past due 90 days, foreclosure proceedings have begun, at which time the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs and are reclassified to assets held for sale. Accounts in foreclosure and repossessed assets held for sale totaled $226,119,000 at December 31, 1994 compared to $214,665,000 at December 31, 1993. The increase primarily reflects higher inventory in California due to California's continuing weak real estate market and resultant longer disposal times. Since future improvement may be impacted by factors such as economic conditions and the state of the real estate market, the extent and timing of any change in the trend of foreclosures and repossessed assets remains uncertain.

Commercial Lending

  Commercial lending net income for 1994 was $36,762,000 compared to a net loss of $45,374,000 for 1993. Commercial lending results, before the amortization of goodwill and a $23,084,000 after tax extraordinary loss on early extinguishment of debt in 1993, increased $59,051,000 over 1993. Results for 1993 included: (i) a $50,000,000 ($35,960,000 after tax) provision to reduce the net carrying value of repossessed rent-to-own stores to their estimated realizable value; (ii) an $8,799,000 after tax charge for the restructuring of the commercial lending unit's infrastructure;
(iii) a $4,224,000 after tax provision for anticipated legal and other costs associated with the runoff of the liquidating portfolios; (iv) a $4,224,000 tax benefit from the resolution of prior years' tax matters; and (v) a tax benefit of $1,455,000 due to the one percent federal tax increase applied to deferred taxes. Excluding these items and the 1993 extraordinary loss on early extinguishment of debt, commercial lending income increased $15,747,000 (52%) over 1993. This improvement was primarily due to a lower provision for losses on receivables and stronger margins during 1994. Stronger margins were a result of the higher spread between the indices at which the commercial lending operation lent to customers and the indices at which funds were borrowed.

  Revenues in 1994 increased $17,342,000 (5%) over 1993 as a result of increased average net receivables in the core businesses and a higher average portfolio yield attributable to rising interest rates.

  Interest expense increased $9,616,000 (9%) in 1994 over 1993 due to a higher average interest rate on borrowings. Operating expenses in 1994 were $23,143,000 (14%) lower than 1993 due to the previously described 1993 restructuring charge and provision for anticipated legal and other costs associated with the runoff of the liquidating portfolios, aggregating $21,500,000 ($13,023,000 after tax). Expenses in 1994 included a $8,967,000 ($5,450,000 after tax) charge for the relocation of the commercial lending home office, partially offset by the gain described below on the sale of the repossessed rent-to-own stores. In 1994, the commercial lending operation sold its U.S. and Canadian repossessed rent-to-own stores with a net carrying value of $17,666,000 for $22,939,000. The transaction resulted in a $5,273,000 ($3,980,000 after tax) gain. Excluding the items discussed above, operating expenses decreased $5,337,000 (4%) in 1994 from 1993, primarily due to reduced expenses related to the management of the liquidating portfolios.

  The provision for losses on receivables in 1994 was $13,128,000 (41%) less than in 1993 due to lower credit losses and lower delinquent and nonearning receivables. Credit losses, net of recoveries, as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.32% in 1994 compared to the 1.64% in 1993.

  Net commercial finance receivables outstanding increased $172,133,000 (7%) in 1994. In the core businesses of inventory finance and business credit, receivables increased $215,669,000 (9%), which more than offset the decline in the liquidating portfolios. Management has established an allowance for losses equal to 3.12% of net commercial finance receivables outstanding at December 31, 1994 compared to 2.93% at December 31, 1993.

  Delinquent receivables, which are defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due, were $17,736,000 (0.63% of receivables outstanding) at December 31, 1994 compared to $26,940,000 (1.02% of receivables outstanding) at December 31, 1993.

  Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful, were $21,872,000 (0.78% of receivables outstanding) at December 31, 1994 compared to $31,763,000 (1.20% of receivables outstanding) at December 31, 1993.

  Assets held for sale at December 31, 1994 totaled $10,908,000, net of a $65,086,000 valuation allowance, and consisted of rent-to-own finance receivables of $72,381,000 and repossessed assets of $3,613,000. Assets held for sale at December 31, 1993 totaled $90,114,000, net of a $156,985,000 valuation allowance, and comprised rent-to-own finance receivables of $120,469,000, repossessed rent-to-own stores of $107,227,000 and other repossessed assets of $19,403,000. At December 31, 1994, $24,495,000 of the rent-to-own finance receivables were classified as both delinquent and nonearning compared to $27,489,000 at December 31, 1993.


Leasing

  In March 1994, the leasing operation acquired substantially all the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets (collectively the "Container Operations") for $1,061,441,000 in cash. The leasing operation assumed certain specified liabilities of the Container Operations including trade accounts payable. The leasing operation did not assume any borrowings, tax liabilities or contingent liabilities of Tiphook. The acquired fleet of standard containers and tank containers totaled 363,000 units which have been integrated into the leasing operation. The transaction has been accounted for as a purchase and the revenues and expenses associated with operating the assets acquired have been included in the results of the leasing operation from the date of acquisition. This acquisition is the primary reason revenues and expenses increased by more than 50% in 1994.

  Leasing net income for 1994 was $61,500,000 compared to $51,589,000 for 1993. Leasing income, before the amortization of goodwill, for 1994 increased $9,911,000 (18%) over 1993. Included in the 1993 results was a $4,320,000 tax provision for the revaluation of the deferred tax liability. Excluding the effect of this adjustment, leasing income increased $5,591,000 (10%) in 1994 compared to 1993. The increase was primarily due to a larger fleet size, more on-hire rail trailer and chassis units and an increased finance lease portfolio, partially offset by lower utilization and rates in the standard container line. In 1994, the leasing operation experienced higher utilization rates for rail trailer and chassis due to improved economic conditions in the U.S., however, the standard container line experienced lower utilization rates due to slow economic growth in some key European economies and Japan.

  Revenues for 1994 increased $230,130,000 (56%) over 1993. The increase was due primarily to the acquisition of the Container Operations. Revenue increases were also generated by a larger fleet of new standard and refrigerated containers, more on-hire rail trailer and chassis units and a larger finance lease portfolio.

  Expenses increased $219,710,000 (70%) in 1994 over 1993 mainly due to higher depreciation expense, interest expense and operating costs related to the acquisition of the Container Operations.

  The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 81% in 1994 compared to 83% in 1993. Rail trailer utilization was 92% in 1994 compared to 91% in 1993. European trailer utilization was 96% in 1994 compared to 89% in 1993.

  The standard container, refrigerated container, domestic container, tank container and chassis fleet of 685,400 units increased by 369,400 units (117%) in 1994, largely due to the acquisition of the Container Operations. The rail trailer fleet of 39,300 units increased by 2,800 units (8%) in 1994. The leasing operation also operates a fleet of 5,700 over-the-road trailers in Europe.

         TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                SUPPLEMENTARY FINANCIAL INFORMATION

           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                      (Amounts in thousands)

                                                                    Year Ended
                                    Three Months Ended              December 31,
                         -----------------------------------------
                         3/31/94    6/30/94    9/30/94    12/31/94     1994
                         -------    -------    -------    --------  ----------
Revenues                  $359,977   $429,613   $434,830   $453,407 $1,677,827
                         ========   ========   ========    ======== ===========

Net income                 $40,780    $48,904    $47,170    $51,388   $188,242
                         ========   ========   ========    ========    ========

                                                                    Year Ended
                                    Three Months Ended              December 31,
                         ----------------------------------------
                         3/31/93    6/30/93    9/30/93    12/31/93     1993
                         -------    -------    -------    --------   ----------
Revenues                  $339,347   $344,252   $350,187   $358,340 $1,392,126
                         ========   ========   ========    ======== ==========

Income (loss) before
  extraordinary item       $40,053    $41,233   $(2,347)    $43,942   $122,881
Extraordinary loss on
 early extinguishment
 debt                                                       (23,084)   (23,084)
                         -------    -------    -------    --------   ----------

Net income (loss)          $40,053    $41,233   $(2,347)    $20,858    $99,797
                         ========   ========   ========    ========    ========


Note A. The loss for the three months ended September 30, 1993 resulted primarily from after tax charges by the commercial lending operation of $35,960 to reduce the net carrying value of repossessed rent-to-own stores held for sale to their estimated realizable value and $8,799 for the restructuring of the unit's infrastructure.

              (THIS PAGE INTENTIONALLY LEFT BLANK)

        TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                  Financial Statement Schedules

        TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


       COL A.           COL. B              COL C.            COL D.          COL E.
- ----------------------------------------------------------------------------------------
                                        ADDITIONS
                                  ---------------------
                                       (1)         (2)
                                                  Charged
                        Balance at    Charged to   to Other                  Balance at
                        Beginning     Costs and   Accounts-    Deductions-        End
     DESCRIPTION            of         Expenses    Describe     Describe       of Period
                          Period
- --------------------    ----------   ---------     --------     --------     ------------
                                      (Amounts in thousands)
Year Ended December
  31, 1994:
 Deducted from assets:
   Allowance for
    losses:
     Consumer:
      Finance
       receivables      $103,313     $ 80,406     $ 5,994 (B)    $ 72,495 (C)   $ 117,218
      Assets held for
        sale               2,547        7,314 (A)                   7,579 (D)       2,282
     Commercial:
      Finance
       receivables        76,079        8,665         481 (E)       8,651 (C)       86,574
      Assets held for
        sale             156,985       (5,211)(G)  (1,308)(F)      85,380 (D)       65,086

Year Ended December
  31, 1993:
 Deducted from assets:
  Allowance for losses:
     Consumer:
      Finance
        receivables     $101,195     $ 62,349      $  422 (B)    $ 60,653 (C)     $103,313
      Assets held for
        sale               2,206        5,952 (A)                   5,611 (D)        2,547
     Commercial:
      Finance
        receivables       87,169       31,793        (173)(E)      42,710 (C)       76,079
      Assets held for
        sale             121,549       50,000         365 (F)      14,929 (D)      156,985

Year Ended December
31, 1992:
 Deducted from assets:
   Allowance for
        losses:
     Consumer:
      Finance
        receivables     $ 98,185     $ 47,985    $ (2,014)(E)    $ 42,961 (C)     $101,195
      Assets held for
        sale                            3,021 (A)   1,200 (H)       2,015 (D)        2,206
     Commercial:
      Finance
        receivables      169,529       36,830      (2,138)(E)     117,052 (C)       87,169
      Assets held for
        sale             142,062                    2,030 (F)      22,543 (D)      121,549


(A) Provision charged to operating expenses for losses on disposal of repossessed assets.
(B)   Increase  in  connection with purchase of  receivables  and other adjustments.
(C)   Charges for net credit losses.
(D) Charges for losses on disposal of assets held for sale, which in 1994 for commercial lending includes $78,735,000 related to the disposal of the rent-to-own stores.
(E) Increase in 1994 and decreases in 1993 and 1992 were due to foreign exchange and other adjustments.
(F)   Decrease  in  1994 was associated with  the  settlement  of
      litigation  on previously charged off accounts.   Increases  in
      1993 and 1992 were due to recoveries on assets held for sale.
(G) Includes $5,273,000 reversal of valuation allowance from sale of the rent-to-own stores.
(H) Reclassification of allowance for losses on receivables in process of foreclosure.