Form 10-Q
period 1995-03-31
TRANSAMERICA FINANCE CORP
filed 1995-05-11
CIK 99193

Page 1
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended March 31, 1995

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

                                (213) 742-4321
             (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x     No
                                                   ------      ------

      Number of shares of common stock, $10 par value, outstanding as of close of business on May 10, 1995: 1,464,285 shares.

      The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

      The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company"), for the periods ended March 31, 1995 and 1994, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

      The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from the Company's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specific periods. In the normal course of its operations, the Company hedges some of its interest rate risk with derivative financial instruments. These derivatives comprise primarily interest rate swap agreements. Derivative financial instruments with a notional amount of $736.9 million at March 31, 1995 and $744.1 million at December 31, 1994 and designated as hedges of the Company's liabilities were outstanding.

  While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At March 31, 1995, the interest rate swap agreements are with financial institutions rated A or better by one or more of the major credit rating agencies. At March 31, 1995, the fair value of the Company's derivative financial instruments was a net obligation of $0.8 million comprising agreements with aggregate gross obligations of $5.5 million and agreements with aggregate gross benefits of $4.7 million.

  On March 15, 1994, the Company acquired substantially all the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets (collectively the "Container Operations") for $1,061.4 million in cash. The Company assumed certain specified liabilities of the Container Operations including trade accounts payable. The Company did not assume any borrowings, tax liabilities or contingent liabilities of Tiphook. The acquired fleet of standard containers and tank containers totaled 363,000 units. The acquisition has been accounted for as a purchase and, accordingly, the operations of Tiphook have been included in the Consolidated Statement of Income from the date of acquisition.

  Had the acquisition of the Container Operations been accomplished as of January 1, 1994, revenues for the Company would have been approximately $400 million for the three months ended March 31, 1994. The pro forma effect on net income would have been immaterial. This information is for illustrative purposes only and is not necessarily indicative of the future results of the operations of the combined company, or of the results of the operations of the combined company that would have actually occurred had the transaction been in effect for the periods presented.

  On March 31, 1995, the Company acquired a portfolio of approximately 40,000 home equity loans from ITT Consumer Financial Corporation (ITT) for $1,029.3 million in cash which was funded primarily with long-term debt with the remainder funded by short-term bank financing and a $131 million capital contribution from its parent. For a discussion of this transaction see page 8 of this document.



                                   ********



  The consolidated ratios of earnings to fixed charges were computed by dividing earnings before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense, and one-third of rent expense, which approximates the interest factor.

Page 4
              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                 (Amounts in millions, except for share data)

                                                      March 31,   December 31,
                                                        1995         1994

ASSETS
Cash and cash equivalents. . . . . . . . . . . . .    $     0.9   $     7.7
Investments - available for sale . . . . . . . . .        123.4       113.2

Finance receivables, net of unearned finance charges
and insurance premiums:
    Consumer lending . . . . . . . . . . . . . . .      5,156.8     4,142.0
    Commercial lending . . . . . . . . . . . . . .      2,880.4     2,772.6
                                                      ---------    --------
       Net finance receivables . . . . . . . . . .      8,037.2     6,914.6
    Less allowance for losses. . . . . . . . . . .        241.1       203.8
                                                      ---------    --------
                                                        7,796.1     6,710.8

Property and equipment - less accumulated depreciation:
  Land, buildings and equipment. . . . . . . . . .         47.6        47.4
  Equipment held for lease . . . . . . . . . . . .      2,702.7     2,606.6
Investments in and advances to affiliates. . . . .        138.0       259.6
Goodwill, less accumulated amortization. . . . . .        348.6       351.6

Assets held for sale . . . . . . . . . . . . . . .        247.2       225.0
Less valuation allowance . . . . . . . . . . . . .         45.0        67.4
                                                      ---------    --------
                                                          202.2       157.6
Other assets . . . . . . . . . . . . . . . . . . .        816.5       700.3
                                                      ---------    --------
                                                      $12,176.0   $10,954.8
                                                      =========    ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
  Unsubordinated . . . . . . . . . . . . . . . . .    $ 8,683.7   $ 7,730.7
  Subordinated . . . . . . . . . . . . . . . . . .        994.5       993.6
                                                      ---------    --------
    Total debt . . . . . . . . . . . . . . . . . .      9,678.2     8,724.3
Accounts payable and other liabilities . . . . . .        641.7       541.2
Income taxes payable . . . . . . . . . . . . . . .        125.3       107.0
Shareholder's equity:
  Preferred stock - authorized, 250,000 shares
    without par value; none issued
  Common stock - authorized, 2,500,000 shares of
    $10 par value;issued and outstanding,
    1,464,285 shares . . . . . . . . . . . . . . .         14.6        14.6
  Additional paid-in capital . . . . . . . . . . .      1,586.7     1,455.7
  Retained earnings. . . . . . . . . . . . . . . .        132.7       124.3
  Net unrealized loss from investments marked to
   fair value  . . . . . . . . . . . . . . . . . .         (0.5)       (3.2)
  Foreign currency translation adjustments . . . .         (2.7)       (9.1)
                                                      ---------    --------
    Total shareholder's equity . . . . . . . . . .      1,730.8     1,582.3
                                                      ---------    --------

                                                      $12,176.0   $10,954.8
                                                      =========   =========

                 TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF INCOME
                            (Dollar amounts in millions)


                                                        Three Months Ended
                                                             March 31,
                                                          1995        1994


REVENUES
Finance charges. . . . . . . . . . . . . . . . . . .      $  259.8  $   231.2
Leasing revenues . . . . . . . . . . . . . . . . . .         169.0      113.6
Servicing fees . . . . . . . . . . . . . . . . . . .                      0.1
Income from affiliates . . . . . . . . . . . . . . .           2.6        4.3
Other. . . . . . . . . . . . . . . . . . . . . . . .          21.1       10.8
                                                         ---------    --------

  Total revenues . . . . . . . . . . . . . . . . . . .      452.5      360.0
                                                         ---------    --------

EXPENSES
Interest and debt expense. . . . . . . . . . . . . . .      146.7      101.9
Depreciation on equipment held for lease . . . . . . .       56.9       32.6
Salaries and other operating expenses. . . . . . . . .      144.3      133.2
Provision for losses on receivables. . . . . . . . . .       25.5       23.2
                                                         ---------    --------
  Total expenses . . . . . . . . . . . . . . . . . . .      373.4      290.9
                                                         ---------    --------

Income before income taxes . . . . . . . . . . . . . .       79.1       69.1
Income taxes . . . . . . . . . . . . . . . . . . . . .       32.2       28.3
                                                         ---------    --------

Net income . . . . . . . . . . . . . . . . . . . . . .  $    46.9   $   40.8
                                                         =========    ========

Ratio of earnings to fixed charges . . . . . . . . . .       1.53       1.65




                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                             (Amounts in millions)


                                                   Three Months Ended March 31,
                                                             1995     1994

Balance at beginning of year . . . . . . . . . . . . .   $  124.3  $    87.1
Net income . . . . . . . . . . . . . . . . . . . . . .       46.9       40.8
Cash dividends declared. . . . . . . . . . . . . . . .      (38.5)
                                                         ---------    --------


Balance at end of period . . . . . . . . . . . . . . .   $  132.7   $  127.9
                                                         =========  =========

              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in millions)


                                                   Three Months Ended March 31,
                                                         1995        1994
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .    $     46.9   $     40.8
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of goodwill. . .          63.0         38.5
  Provision for losses on receivables. . . . . .          25.5         23.2
  Amortization of discount on long-term debt . .           2.0          6.1
  Change in accounts payable and other liabilities        50.9         64.9
  Change in income taxes payable . . . . . . . .          18.3         41.9
  Other. . . . . . . . . . . . . . . . . . . . .          17.6         10.4
                                                     ---------    ---------

    Net cash provided by operating activities. .         224.2        225.8
                                                     ---------    ---------
INVESTING ACTIVITIES
Finance receivables originated or purchased. . .     ( 4,401.8)    (3,692.3)
Finance receivables collected or sold. . . . . .       4,166.2      3,418.4
Purchase of property and equipment . . . . . . .        (154.4)      (114.3)
Sales of property and equipment. . . . . . . . .          13.7          6.9
Purchase of investments. . . . . . . . . . . . .         (10.3)        (5.5)
Sales or maturities of investments . . . . . . .           2.8          3.6
Increase in investments in and advances to affiliates    121.6         66.3
Purchase of finance receivables and other assets
  from ITT Consumer Financial Corporation. . . .      (1,029.3)
Purchase of the container division assets of Tiphook
  plc                                                              (1,061.4)
Other. . . . . . . . . . . . . . . . . . . . . .          (9.1)       (16.5)
                                                      --------     --------

    Net cash used byinvesting activities  . . . .      (1,300.6)   (1,394.8)
                                                      ---------    --------

FINANCING ACTIVITIES
Proceeds from debt financing . . . . . . . . . .       2,691.9      2,831.6
Payments of debt . . . . . . . . . . . . . . . .      (1,753.3)    (1,753.5)
Capital contributions from parent company. . . .         131.0         81.0
                                                     ---------    ---------

    Net cash provided by financing activities. .       1,069.6      1,159.1
                                                     ---------    ---------

Decrease in cash and cash equivalents. . . . . .          (6.8)        (9.9)
Cash and cash equivalents at beginning of year .           7.7         29.3
                                                     ---------    ---------


Cash and cash equivalents at end of period . . .    $      0.9   $      19.4
                                                    ==========   ===========

              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
                                 OF OPERATIONS


  The following table sets forth revenues and net income by line of business for the periods indicated:

                                              Three Months Ended March 31,

                                               Revenues         Net Income
                                           1995      1994     1995     1994
                                                  (Amounts in millions)

Consumer lending   . . . . . . .          $171.8    $162.6    $ 17.7    $ 21.2
Commercial lending . . . . . . .           103.4      80.6      16.7       9.3
Leasing  . . . . . . . . . . . .           175.7     116.7      16.3      13.0
Unallocated items. . . . . . . .             1.6       0.1      (0.9)      0.2
Amortization of goodwill . . . .                                (2.9)     (2.9)

                                         -------    ------     ------   ------

  Total revenues and net income. . . . . $ 452.5    $ 360.0   $ 46.9    $ 40.8
                                         =======    =======   ======    ======


Consumer Lending

  Consumer lending net income for the first quarter of 1995 was $17.6 million compared to $21.2 million for the first quarter of 1994. Consumer lending income before the amortization of goodwill for the first quarter of 1995 decreased $3.5 million (17%) from the first quarter of 1994 mainly due to reduced yields, increased interest expense and an increased provision for losses on receivables. Reduced yields reflected lower pricing introduced in mid-1994 to counteract increased competition (principally in California) and a decline in mortgage refinancing activity which substantially reduced fee income.

  Revenues increased $9.2 million (6%) in the first quarter of 1995 compared to 1994's first quarter mainly due to increased finance charges resulting from higher average finance receivables outstanding which more than offset the decline in the yield.

    Interest expense increased $9.8 million (17%) in the first quarter of 1995 over the first quarter of 1994 due to the cost of increased borrowings as a result of the higher level of finance receivables outstanding and an increase in short-term interest rates. The provision for losses on receivables increased $4.1 million (25%) due to growth in net finance receivables compared to 1994's first quarter and increased credit losses mainly due to the higher level of finance receivables. Credit losses, net of recoveries, on an annualized basis as a percentage of average consumer finance receivables outstanding, net of unearned finance charges and insurance premiums, were 1.82% for the first quarter of 1995 compared to 1.89% for the first quarter of 1994.

  Net consumer finance receivables outstanding, excluding $955 million of net finance receivables purchased from ITT on March 31, 1995, increased $59.8 million (1%) in the first quarter of 1995 compared to a decrease of $23.5 million (1%) in the first quarter of 1994. Net consumer finance receivables at March 31, 1995, excluding the receivables purchased on March 31, 1995, included $3.4 billion of real estate secured loans, principally first and second mortgages secured by residential properties, of which 44% are located in California. Company policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers at the time of loan origination.

  Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, excluding the receivables purchased from ITT on March 31, 1995, were $93.5 million (2.12% of finance receivables outstanding) at March 31, 1995 compared to $90.2 million (2.08% of finance receivables outstanding) at December 31, 1994. The increase reflects higher delinquent non-real estate secured receivables offset in part by a decline in delinquent real estate secured receivables. The increase in delinquent non-real estate secured receivables reflects the changing mix of products in the portfolio and the introduction of new products with higher delinquency experience. Management has established an allowance for losses equal to 2.83% of net consumer finance receivables outstanding at March 31, 1995 and December 31, 1994, excluding the receivables purchased from ITT on March 31, 1995.

    Generally, by the time an account secured by residential real estate becomes past due 90 days, foreclosure proceedings have begun, at which time the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs and are reclassified to assets held for sale. Accounts in foreclosure and repossessed assets held for sale, excluding $28.7 million of repossessed assets purchased from ITT on March 31, 1995, totaled $235.2 million at March 31, 1995 compared to $226.1 million at December 31, 1994. The increase reflects higher inventory in California and in other states. The increase in California is due to California's continuing weak real estate market and resultant longer disposal times. The increase in other states is mainly due to the higher level of finance receivables in such states. Since future improvement may be impacted by factors such as economic conditions and the state of the real estate market, the extent and timing of any change in the trend of foreclosures and repossessed assets remains uncertain.

    On March 31, 1995, the consumer lending operation purchased from ITT net consumer finance receivables of $1,011 million with an estimated fair value of $955 million and repossessed assets at an estimated fair value of $28.7 million for $1,029.3 million in cash. The purchased receivables were all real estate secured, of which 14% are located in California. As a result, the total consumer finance portfolio at March 31, 1995 included $4.4 billion of real estate secured loans, of which 37% are located in California. The purchased receivables included $145.5 million of receivables contractually past due 60 days or more with an estimated fair value of $107.6 million, representing 10.87% of the purchased finance receivables outstanding. An allowance for losses of $52.5 million has been established for the purchased receivables. The $109.1 million excess of the cash purchase price over the estimated fair value of the acquired assets (net of assumed liabilities of $11 million associated with the portfolio) has been included in other assets as customer renewal rights. The consumer lending operation did not assume any borrowings, tax liabilities or contingent liabilities of ITT. The purchase price has been allocated to the assets acquired based on the best information currently available as to the fair value of those assets. Investigations and evaluations to be carried out subsequent to the acquisition may provide a more accurate assessment of those fair values, in which case some modification of the allocation will be required.


Commercial Lending

   Commercial lending net income for the first quarter of 1995 was $14.3 million compared to $6.9 million for the first quarter of 1994. Income before the amortization of goodwill for the first quarter of 1995 increased $7.4 million (79%) over the first quarter of 1994. The increase, which resulted mainly from stronger margins, included a $2.8 million after tax gain from the sale in 1995 of a portfolio of consumer rediscount loans. Stronger margins, which continued into the first quarter, were a result of the higher spread between the indices at which the commercial lending operation lent to customers and the indices at which funds were borrowed. Lower operating expenses and a lower provision for losses on receivables also contributed to the increase.

   Revenues in the first quarter of 1995 increased $22.8 million (28%) over the first quarter of 1994 mainly due to a higher average portfolio yield attributable to higher interest rates and the gain on sale of the rediscount loan portfolio.

   Interest expense increased $13.2 million (54%) in the first quarter of 1995 over the first quarter of 1994 due to an increased average rate on borrowings resulting from higher short-term interest rates. Operating expenses declined $0.5 million (2%) mainly as a result of the elimination of expenses incurred in the management of the rent-to-own receivables portfolio which was sold, at no gain or loss, in January 1995. The provision for losses on receivables declined $1.7 million (26%) principally due to the sale of the consumer rediscount loan portfolio, which allowed current reserve levels to cover existing receivables. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.76% for the first quarter of 1995 compared to a negative 0.13% for the first quarter of 1994 when recoveries on previously recorded losses exceeded credit losses.

   In February 1995, commercial lending sold for cash a portfolio consisting of consumer rediscount loans with a net outstanding receivable balance of $118 million. The transaction resulted in an after tax gain of $2.8 million.
Also, in March 1995, the commercial lending operation made a decision to exit its operations in Puerto Rico. This decision resulted in the reclassification of $47.5 million of net finance receivables and $9.4 million of other assets to assets held for sale. Amounts for prior periods have not been reclassified.

   Net commercial finance receivables outstanding increased $107.8 million (4%) in 1995 from December 31, 1994 due to growth in inventory finance receivables resulting from increased volume which more than offset the sale of the consumer rediscount portfolio and the reclassification of Puerto Rico receivables to assets held for sale. Management has established an allowance for losses equal to 2.42% of net commercial finance receivables outstanding at March 31, 1995 compared to 3.12% at December 31, 1994. This decrease is primarily the result of reclassifying the Puerto Rico receivables, which had a larger reserve requirement, to assets held for sale.

   Delinquent receivables, which are defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due, were $8.3 million (0.28% of receivables outstanding) at March 31, 1995 compared to $17.7 million (0.63% of receivables outstanding) at December 31, 1994. Delinquent receivables declined primarily due to the reclassification of the Puerto Rico receivables portfolio to assets held for sale.

   Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful were $14.9 million (0.51% of receivables outstanding) at March 31, 1995 compared to $21.9 million (0.78% of receivables outstanding) at December 31, 1994. Nonearning receivables declined primarily due to the reclassification of the Puerto Rico receivables portfolio to assets held for sale.

   Assets held for sale at March 31, 1995 totaled $34.7 million, net of a $42.7 million valuation allowance, and consisted of rent-to-own finance receivables of $6.1 million, Puerto Rico assets of $56.9 million and other assets of $14.4 million. Assets held for sale at December 31, 1994 totaled $10.9 million, net of a $65.1 million valuation allowance, and consisted of rent-to-own finance receivables of $72.4 million and other assets of $3.6 million. Of the finance receivables held for sale at March 31, 1995, $7.9 million were classified as delinquent and $5.8 million were classified as nonearning compared to $24.5 million classified as both delinquent and nonearning at December 31, 1994.

Leasing

   Leasing net income for the first quarter of 1995 was $15.8 million compared to $12.5 million for the first quarter of 1994. Leasing income before the amortization of goodwill for the first quarter of 1995 increased $3.3 million (26%) over the first quarter of 1994 mainly due to more on hire standard and tank containers, and European trailers. In addition, higher gains were experienced on the sale of equipment and increased earnings in the finance lease business due to a larger lease portfolio. Partially offsetting these increases were lower earnings in the rail trailer business, which experienced a downturn in utilization.

   Revenues for the first quarter of 1995 increased $59 million (51%) over the first quarter of 1994. The increase was primarily due to a larger standard and tank container fleet, principally as a result of the acquisition of the container division assets of Tiphook plc in March 1994, and higher utilization in the standard and tank container lines.

   Expenses for the first quarter of 1995 increased $53.2 million (55%) over the first quarter of 1994 mainly due to higher ownership and operating costs due to the larger container fleet.

   The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 84% for the first quarter of 1995 compared to 82% during the first quarter of 1994. Rail trailer utilization was 78% for the first quarter of 1995 compared to 90% in the first quarter of 1994. European trailer utilization was 96% for the first quarters of 1995 and 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Omitted in accordance with General Instructions H. See "Management's Discussion and Analysis of the Results of Operations" following the financial statements of the Registrant (Item 1).

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


Date: May 11, 1995