Form 10-Q
period 1995-06-30
TRANSAMERICA FINANCE CORP
filed 1995-08-14
CIK 99193

PAGE 1
                              SECURITIES AND EXCHANGE COMMISSION

                                              Washington, DC  20549

                                                    FORM 10-Q

                          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended June 30, 1995

Commission File Number 1-6798

                               _____________________________________

                                  TRANSAMERICA FINANCE CORPORATION
                      (Exact name of registrant as specified in its charter)



           Delaware                                              95-1077235
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)




                                    1150 South Olive Street
                                 Los Angeles, California 90015
                            (Address of principal executive offices)
                                            (Zip Code)

                                           (213) 742-4321
                     (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No______

    Number of shares of common stock, $10 par value, outstanding as of close of
business on August 11, 1995:   1,464,285 shares.

    The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

 PAGE 2
                           PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries, for the periods ended June 30, 1995 and 1994, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

    On March 31, 1995, the Company acquired a portfolio of approximately 40,000 home equity loans from ITT Consumer Financial Corporation (ITT) for $1,029.3 million in cash which was funded primarily with long-term debt with the remainder funded by short-term bank financing and a $131 million capital contribution from its parent. For a discussion of this transaction see page 6 of this document.

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

    Had the acquisition of the Container Operations been accomplished as of January 1, 1994, revenues for the Company would have been approximately $830 million for the six months ended June 30, 1994. The pro forma effect on net income would have been immaterial. This information is for illustrative purposes only and is not necessarily indicative of the future results of the operations of the combined company, or of the results of the operations of the combined company that would have actually occurred had the transaction been in effect for the periods presented.


                                    ****

    The consolidated ratios of earnings to fixed charges were computed by dividing earnings before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense, and one-third of rent expense, which approximates the interest factor.

PAGE 3

                            TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET
                                 (in millions, except for share data)

                                                                               June 30,       December 31,
                                                                                 1995            1994

ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      $     48.9      $      7.7
Investments - available for sale . . . . . . . . . . . . . . . . . . . .           132.1           113.2

Finance receivables, net of unearned finance charges and insurance premiums:
       Consumer lending. . . . . . . . . . . . . . . . . . . . . . . . .         5,088.3         4,142.0
       Commercial lending. . . . . . . . . . . . . . . . . . . . . . . .         2,794.0         2,772.6
                                                                              ----------       ---------
          Net finance receivables. . . . . . . . . . . . . . . . . . . .         7,882.3         6,914.6
       Less allowance for losses . . . . . . . . . . . . . . . . . . . .           244.5           203.8
                                                                              ----------       ---------
                                                                                 7,637.8         6,710.8

Property and equipment - less accumulated depreciation:
    Land, buildings and equipment. . . . . . . . . . . . . . . . . . . .            48.4            47.4
    Equipment held for lease . . . . . . . . . . . . . . . . . . . . . .         2,776.5         2,606.6
Investments in and advances to affiliates. . . . . . . . . . . . . . . .           152.2           259.6
Goodwill, less accumulated amortization. . . . . . . . . . . . . . . . .           345.7           351.6

Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . .           228.7           225.0
Less valuation allowance . . . . . . . . . . . . . . . . . . . . . . . .            47.5            67.4
                                                                              ----------       ---------
                                                                                   181.2           157.6

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           807.1           700.3
                                                                              ----------       ---------

                                                                              $ 12,129.9      $ 10,954.8
                                                                              ==========       =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
    Unsubordinated . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  8,585.4      $  7,730.7
    Subordinated . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,092.6           993.6
                                                                              ----------       ---------
       Total debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,678.0         8,724.3
Accounts payable and other liabilities . . . . . . . . . . . . . . . . .           598.1           541.2
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .           133.6           107.0
Shareholder's equity:
    Preferred stock - authorized, 250,000 shares without par value;
       none issued
    Common stock - authorized, 2,500,000 shares of $10 par value;
       issued and outstanding, 1,464,285 shares. . . . . . . . . . . . .            14.6            14.6
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .         1,596.1         1,455.7
    Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .           109.7           124.3
    Net unrealized loss from investments marked to fair value. . . . . .             3.8            (3.2)
    Foreign currency translation adjustments . . . . . . . . . . . . . .            (4.0)           (9.1)
                                                                              ----------       ---------
       Total shareholder's equity. . . . . . . . . . . . . . . . . . . .         1,720.2         1,582.3
                                                                              ----------       ---------

                                                                              $ 12,129.9      $ 10,954.8
                                                                              ==========       =========


                             TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENT OF INCOME
                                          (dollar amounts in millions)


                                                    Six Months Ended June 30,      Three Months Ended June 30,
                                                     1995          1994             1995           1994

REVENUES
Finance charges. . . . . . . . . . . . . . . . .    $   551.4     $   478.7      $   291.6     $   247.5
Leasing revenues . . . . . . . . . . . . . . . .        343.0         278.2          174.0         164.6
Servicing fees . . . . . . . . . . . . . . . . .          -             0.2            -             0.1
Income from affiliates . . . . . . . . . . . . .          4.8           8.6            2.2           4.3
Other. . . . . . . . . . . . . . . . . . . . . .         39.4          23.9           18.3          13.1
                                                    ---------     ---------      ---------      --------
Total revenues . . . . . . . . . . . . . . . . .        938.6         789.6          486.1         429.6
                                                    ---------     ---------      ---------      --------

EXPENSES
Interest and debt expense. . . . . . . . . . .          308.7         220.8          162.0         118.9
Depreciation on equipment held for lease . . .          116.2          85.4           59.3          52.8
Salaries and other operating expenses. . . . .          296.3         284.9          152.0         151.7
Provision for losses on receivables. . . . . .           50.3          46.7           24.8          23.5
                                                    ---------     ---------      ---------      --------

    Total expenses . . . . . . . . . . . . . .          771.5         637.8          398.1         346.9
                                                    ---------     ---------      ---------      --------

Income before income taxes . . . . . . . . . .          167.1         151.8           88.0          82.7
Income taxes . . . . . . . . . . . . . . . . .           67.5          62.1           35.3          33.8
                                                    ---------     ---------      ---------      --------

Net income . . . . . . . . . . . . . . . . . .      $    99.6     $    89.7      $    52.7     $    48.9
                                                    =========     =========      =========     =========

Ratio of earnings to fixed charges . . . . . .           1.53          1.66



                                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                                  (in millions)

Balance at beginning of year . . . . . . . . .      $   124.3     $    87.1
Net income . . . . . . . . . . . . . . . . . .           99.6          89.7
Dividends declared . . . . . . . . . . . . . .         (114.2)        (75.0)
                                                    ----------    ----------
Balance at end of period . . . . . . . . . . .      $   109.7     $   101.8
                                                    ==========    ==========



                             TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (in millions)




                                                                             Six Months Ended June 30,
                                                                              1995             1994
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    99.6       $    89.7
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization of goodwill. . . . . . . . . . . . .        129.0            97.3
    Provision for losses on receivables. . . . . . . . . . . . . . . .         50.3            46.7
    Amortization of discount on long-term debt . . . . . . . . . . . .          4.1            12.5
    Change in accounts payable and other liabilities . . . . . . . . .         44.9           103.3
    Change in income taxes payable . . . . . . . . . . . . . . . . . .         22.8            28.4
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         59.8             9.1
                                                                           --------        --------
       Net cash provided by operating activities . . . . . . . . . . .        410.5           387.0
                                                                           --------        --------

INVESTING ACTIVITIES
Finance receivables originated or purchased. . . . . . . . . . . . . .     (8,391.2)       (7,580.9)
Finance receivables collected or sold. . . . . . . . . . . . . . . . .      8,284.8         7,362.9
Purchase of property and equipment . . . . . . . . . . . . . . . . . .       (310.0)         (242.2)
Sales of property and equipment. . . . . . . . . . . . . . . . . . . .         41.5            13.6
Purchase of investments. . . . . . . . . . . . . . . . . . . . . . . .         (8.7)           (5.5)
Sales or maturities of investments . . . . . . . . . . . . . . . . . .           .6             2.4
Decrease in investments in and advances to affiliates. . . . . . . . .        107.4            70.7
Purchase of finance receivables and other assets
    from ITT Consumer Financial Corporation. . . . . . . . . . . . . .     (1,029.3)
Purchase of the container division assets of Tiphook plc . . . . . . .                     (1,061.4)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (19.8)          (21.8)
                                                                           --------        --------

       Net cash used by investing activities . . . . . . . . . . . . .     (1,324.7)       (1,462.2)
                                                                           --------        --------

FINANCING ACTIVITIES
Proceeds from debt financing . . . . . . . . . . . . . . . . . . . . .      5,172.2         4,829.2
Payments of debt . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,234.7)       (3,762.2)
Capital contribution from parent company . . . . . . . . . . . . . . .        131.0            82.1
Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . .       (113.1)          (75.0)
                                                                           --------        --------

       Net cash provided by financing activities . . . . . . . . . . .        955.4         1,074.1

Increase (decrease) in cash and cash equivalents . . . . . . . . . . .         41.2            (1.1)
Cash and cash equivalents at beginning of year . . . . . . . . . . . .          7.7            29.3
                                                                           --------        --------

Cash and cash equivalents at end of period . . . . . . . . . . . . . .    $    48.9       $    28.2
                                                                           =========       ========

                              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
                                                  OF OPERATIONS



    The following table sets forth revenues and net income by line of business for the periods indicated (in millions):

                                                                    Six Months Ended June 30,
                                                               Revenues                 Net Income
                                                           1995        1994       1995         1994

Consumer lending. . . . . . . . . . . . . . . . . . .   $   375.7   $   337.1   $    40.6    $    45.2
Commercial lending. . . . . . . . . . . . . . . . . .       202.8       167.2        30.5         21.1
Leasing. . . . . . . . . . . . . . . . . . . . . . .        357.8       285.2        35.1         28.7
Unallocated items. . . . . . . . . . . . . . . . . .          2.3         0.1         (.8)         0.5
Amortization of goodwill. . . . . . . . . . . . . . .                                (5.8)        (5.8)
                                                        ---------   ---------   ----------   ----------
    Total revenues and net income. . . . . . . . . .    $   938.6   $   789.6   $    99.6    $    89.7
                                                        =========   =========   ==========   ==========

Consumer Lending

    On March 31, 1995, the consumer lending operation purchased from ITT net consumer finance receivables of $1,011 million with an estimated fair value of $955 million and repossessed assets with an estimated fair value of $28.7 million for $1,029.3 million in cash.  The purchased receivables were all real estate secured, of which 14% were located in California.  The $109.1 million excess of the cash purchase price over the estimated fair value of the acquired tangible assets (net of assumed liabilities of $11 million associated with the portfolio) was included in other assets as customer renewal rights.  The consumer lending operation did not assume any borrowings, tax liabilities or contingent liabilities of ITT.  The purchase price has been allocated to the assets acquired based on the best information currently available as to the fair value of those assets.  Pending completion of review the purchase price allocation may be revised.

    Consumer lending net income for the first half and second quarter of 1995 was $40.5 million and $22.9 million compared to $45.2 million and $24.0 million for the comparable periods of 1994.

    Consumer lending income, before the amortization of goodwill, for the first half and second quarter of
1995 decreased $4.6 million (10%) and $1.1 million (5%) from the first half and second quarter of 1994.
Results include the effects of the acquisition from ITT.  The declines were mainly due to reduced fee income and an increased provision for losses on receivables, partially offset by earnings from the additional receivables acquired from ITT.  In 1994, increased competition (principally in California) produced a high level of refinancing activity.  Consequently, prepayment fee income was greater in the second quarter and first half of 1994 in comparison to the second quarter and first half of 1995.  In response to the competition, the company introduced lower rates in 1994 which produced a higher level of customer renewals and related fee income in 1994 but a lower level of interest income in 1995.

    Revenues increased $38.6 million (11%) and $29.6 million (17%) in the first half and second quarter of
1995 compared to 1994's first half and second quarter mainly due to the effects of the ITT acquisition.
Higher interest income resulting from higher average finance receivables outstanding, which more than offset the effects of lower rates and fee income, also contributed to the 1995 revenue increases.

PAGE 7
  Interest expense increased $33.8 million (28%) and $24.1 million (40%) in the first half and second quarter of 1995 over the comparable 1994 periods as a result of the higher levels of finance receivables outstanding and an increase in short-term interest rates. The provision for losses on receivables increased $6.4 million (18%) and $2.3 million (12%) in the first half and second quarter of 1995 over the comparable 1994 periods due to increases in credit losses that more than offset the effects of declines in receivable growth excluding the ITT acquisition. Credit losses, net of recoveries, on an annualized basis as a percentage of average consumer finance receivables outstanding, net of unearned finance charges, were 1.76% and 1.71% (1.95% and 2.08% excluding the effects of the ITT acquisition on the average receivables outstanding) for the first half and second quarter of 1995 compared to 1.81% and 1.72% for the comparable periods of 1994.

  Consumer lending receivables grew 23% in the first half of 1995 due principally to the portfolio purchased from ITT. Excluding the loans acquired from ITT, receivable growth was 1%. Net consumer finance receivables outstanding at June 30, 1995, including the receivables purchased from ITT, included $4.3 billion of real estate secured loans, principally first and second mortgages secured by residential properties, of which 38% are located in California. Real estate loans originated in the second quarter of 1995 were $236.7 million compared to $526.1 million in the second quarter of 1994, due to a decline in renewal volume (which was caused in part by a return to higher rates in 1995) and increased competition.

  Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $197.4 million (3.71% of finance receivables outstanding) at June 30, 1995 compared to $201.1 million (3.73% of finance receivables outstanding) at March 31, 1995 and $90.2 million (2.08% of finance receivables outstanding) at December 31, 1994. The $107.2 million increase from December 31, 1994 to June 30, 1995 includes $94.2 million relating to the ITT portfolio. Excluding the effects of the ITT acquisition, delinquency at June 30, 1995 would have been approximately 2.35%. Management has established an allowance for losses equal to 3.37% of net consumer finance receivables outstanding at June 30, 1995 compared to 2.83% at December 31, 1994; the increase in the percentage is due to the acquisition of the ITT portfolio. The higher delinquency in the ITT portfolio reflects the seller's previous emphasis on managing cash collections on a recency of payments basis rather than emphasizing improvements in collections on a contractual basis.

  When foreclosure proceedings begin on an account secured with real estate, the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $248.1 million at June 30, 1995, of which 71% pertains to California, compared to $226.1 million at December 31, 1994, of which 80% pertained to California. The $22 million increase includes $21.6 million relating to the ITT portfolio, of which 38% pertains to California. Because future improvements may be impacted by factors such as economic conditions and the state of the real estate market, particularly in California, the extent and timing of any change in the trend of foreclosures and repossessed assets remains uncertain.

Commercial Lending

   Commercial lending net income for the first half of 1995 was $25.8 million compared to $16.3 million for the first half of 1994. Income, before the amortization of goodwill, for the first half of 1995 increased
$9.5 million (45%) over 1994's first half. The increase, which resulted mainly from increased margins, included a $2.8 million after tax gain from the sale of a portfolio of consumer rediscount loans in the first quarter 1995.
Margins improved as a result of the greater spread between the indices at which the commercial lending operation loaned to customers and the indices at which funds were borrowed and higher average net receivables in the inventory finance group. Lower operating expenses and a lower provision for losses also contributed to the increase.

PAGE 8
   Revenues in the first half of 1995 increased $35.7 million (21%) from the corresponding period of 1994 mainly due to a higher average portfolio yield attributable to higher interest rates.

   Interest expense increased $24.3 million (46%) in the first half of 1995 over the comparable 1994 period due to a higher average interest rate on borrowings. Operating expenses declined $400 thousand (1%) from prior year.
The provision for losses on receivables declined $2.9 million (27%) in the first half principally due to the sale of the consumer rediscount loan portfolio in the first quarter 1995. Credit losses, net of recoveries, on a annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were .33% for the first half of 1995 compared to .31% for the comparable period of 1994.

   Net commercial finance receivables outstanding increased $21.4 million (1%) from December 31, 1994. Receivable growth in inventory finance due to increased volume more than offset decreases in net receivables due to the sale of the consumer rediscount portfolio in February 1995 with a net receivable outstanding balance of $118 million, and the reclassification of $47.5 million in net receivables outstanding to assets held for sale, which is included in other assets on the consolidated balance sheet, resulting from the commercial lending operation's decision in March 1995 to exit its operations in Puerto Rico. Management has established an allowance for losses equal to 2.61% of net commercial finance receivables outstanding as of June 30, 1995 compared to 3.12% at December 31, 1994. This decrease is primarily the result of reclassifying the Puerto Rico receivables, which had a larger reserve requirement, to assets held for sale.

   Delinquent receivables, which are defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due, were $8.0 million (0.28% of receivables outstanding) at June 30, 1995 compared to $17.7 million (0.63% of receivables outstanding) at December 31, 1994. Delinquent receivables declined primarily due to the reclassification of the Puerto Rico receivables portfolio to assets held for sale.

   Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful, were $17.0 million (0.60% of receivables outstanding) at June 30, 1995 compared to $21.9 million (0.78% of receivables outstanding) at December 31, 1994. Nonearning receivables declined primarily due to the reclassification of the Puerto Rico receivables portfolio to assets held for sale.

   Assets held for sale as of June 30, 1995 totaled $24.8 million, net of a $45.3 million valuation allowance, and consisted of Puerto Rico assets of $53.2 million, other assets of $11.1 million, and rent-to-own receivables of $5.8 million. Assets held for sale at December 31, 1994 totaled $10.9 million, net of a $65.1 million valuation allowance, and consisted of rent-to-own finance receivables of $72.4 million and other assets of $3.6 million. Of the finance receivables held for sale at June 30, 1995, $6.2 million were classified as delinquent and $4.6 million were classified as nonearning compared to $24.5 million classified as both delinquent and nonearning at December 31, 1994.

Leasing

   Leasing net income for the first half and second quarter of 1995 was $34.1 million and $18.3 million compared to $27.7 million and $15.2 million for the first half and second quarter of 1994.

   Leasing income, before the amortization of goodwill, for the first half and second quarter of 1995, increased $6.4 million (22%) and $3.1 million (19%) over the first half and second quarter of 1994 mainly due to more on hire standard, tank and refrigerated containers and European trailers. In addition, higher gains were experienced on the sale of equipment and increased earnings in the finance lease business due to a larger lease portfolio. Partially offsetting these increases were lower earnings in the rail trailer business which experienced a downturn in utilization. Earnings also benefitted from a $1.8 million after tax settlement of an outstanding state tax issue.

PAGE 9
   Revenues for the first half and second quarter of 1995 increased
$72.6 million (26%) and $13.6 million (8%) over the corresponding 1994 periods.
The increases were primarily due to a larger standard and tank container fleet, principally as a result of the acquisition of the container division assets of Tiphook plc in March 1994 and more on hire standard, tank and refrigerated containers and European trailers. Partially offsetting these increases were lower revenues in the rail trailer business.

   Expenses increased $62.1 million (26%) in the first half of 1995 over 1994's first half mainly due to higher ownership and operating costs resulting from the acquisition in March 1994 of the Tiphook plc container and tank fleet.
Expenses increased $8.9 million (6%) in the second quarter of 1995 over 1994's second quarter mainly due to ownership costs associated with a larger fleet than in the second quarter of 1994 and a higher effective interest rate, offset in part by lower operating and administrative expenses.

   The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 85% for the first half and 86% for the second quarter of 1995 compared to 81% for the first half and 80% for the second quarter of 1994. Rail trailer utilization was 75% and 72% for the first half and second quarter of 1995 compared to 92% and 94% for the first half and second quarter of 1994. European trailer utilization was 96% for the first half and 95% for the second quarter of 1995 compared to 96% for both the first half and second quarter of 1994.

Derivatives

   The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from the Company's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specified periods. In the normal course of its operations, the Company hedges some of its interest rate risk with derivative financial instruments. These derivatives comprise primarily interest rate swap agreements. Derivative financial instruments with a notional amount of $648.3 million at June 30, 1995 and $744.1 million at December 31, 1994 and designated as hedges of the Company's liabilities were outstanding.

   While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At June 30, 1995, the interest rate swap agreements are with financial institutions rated A or better by one or more of the major credit rating agencies. At June 30, 1995, the fair value of the Company's derivative financial instruments was a net obligation of $10.7 million comprising agreements with aggregate gross obligations of $12.4 million and agreements with aggregate gross benefits of $1.7 million.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.

     Omitted in accordance with General Instructions H.  See "Management's
Discussion and Analysis of the Results of Operations" following the financial statements of the Registrant (Item I).

PAGE 10
                                          PART II.   OTHER INFORMATION

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




By JOHN LORENTZ
Assistant Secretary and
Acting Chief Accounting Officer


Date:  August 14, 1995


