Form 10-Q/A
period 1995-09-30
TRANSAMERICA FINANCE CORP
filed 1995-11-15
CIK 99193

IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS FORM 10-Q OF THE REGISTRANT DATED NOVEMBER 14, 1995, IS BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.



                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                 FORM 10-Q/A


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended September 30, 1995

Commission File Number 1-6798

                       _______________________________


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

     Number of shares of common stock, $10 par value, outstanding as of close of business on November 14, 1995: 1,464,285 shares.

     The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                               Amendment No. 1

     Transamerica Finance Corporation, the Registrant, hereby amends the title page of Form 10-Q for the Quarterly Period Ended September 30, 1995 to include the temporary hardship legend on the top of page 1.



                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRANSAMERICA FINANCE CORPORATION
(Registrant)

Burton E. Broome
Vice President, Controller and
  Assistant Secretary

Date: November 15, 1995