Form 10-Q
period 1995-09-30
TRANSAMERICA FINANCE CORP
filed 1995-11-15
CIK 99193

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

PAGE 2
                                    PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

   The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries, for the periods ended September 30, 1995 and 1994, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

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

   Had the acquisition of the Container Operations been accomplished as of January 1, 1994, revenues for the Company would have been approximately $1,260 million for the nine months ended September 30, 1994. The pro forma effect on net income would have been immaterial. This information is for illustrative purposes only and is not necessarily indicative of the future results of the operations of the combined company, or of the results of the operations of the combined company that would have actually occurred had the transaction been in effect for the periods presented.


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

PAGE 3

                            TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEET
                                  (in millions, except for share data)

                                                                             September 30,   December 31,
                                                                                 1995             1994

ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .       $     23.0      $      7.7
Investments - available for sale . . . . . . . . . . . . . . . . . . .            133.2           113.2

Finance receivables, net of unearned finance charges and insurance premiums:
      Consumer lending . . . . . . . . . . . . . . . . . . . . . . . .          5,018.5         4,142.0
      Commercial lending . . . . . . . . . . . . . . . . . . . . . . .          2,730.8         2,772.6
                                                                              ---------       ---------
         Net finance receivables . . . . . . . . . . . . . . . . . . .          7,749.3         6,914.6
      Less allowance for losses. . . . . . . . . . . . . . . . . . . .            246.3           203.8
                                                                              ---------       ---------
                                                                                7,503.0         6,710.8

Property and equipment - less accumulated depreciation:
   Land, buildings and equipment . . . . . . . . . . . . . . . . . . . .           50.1            47.4
   Equipment held for lease. . . . . . . . . . . . . . . . . . . . . . .        2,839.1         2,606.6
Investments in and advances to affiliates. . . . . . . . . . . . . . . .          198.0           259.6
Goodwill, less accumulated amortization. . . . . . . . . . . . . . . . .          342.8           351.6

Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . .          203.4           225.0
Less valuation allowance . . . . . . . . . . . . . . . . . . . . . . . .           45.1            67.4
                                                                              ---------       ---------
                                                                                  158.3           157.6

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            810.6           700.3
                                                                              ---------       ---------

                                                                             $ 12,058.1      $ 10,954.8
                                                                              =========       =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Debt:
   Unsubordinated. . . . . . . . . . . . . . . . . . . . . . . . . . .       $  8,521.4      $  7,730.7
   Subordinated. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,067.6           993.6
                                                                              ---------       ---------
      Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,589.0         8,724.3
Accounts payable and other liabilities . . . . . . . . . . . . . . . .            608.6           541.2
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .            156.3           107.0
Shareholder's equity:
   Preferred stock - authorized, 250,000 shares without par value;
      none issued
   Common stock - authorized, 2,500,000 shares of $10 par value;
      issued and outstanding, 1,464,285 shares . . . . . . . . . . . .             14.6            14.6
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .          1,598.3         1,455.7
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .             90.6           124.3
   Net unrealized loss from investments marked to fair value                        4.2            (3.2)
   Foreign currency translation adjustments. . . . . . . . . . . . . .             (3.5)           (9.1)
                                                                              ---------       ---------
      Total shareholder's equity . . . . . . . . . . . . . . . . . . .          1,704.2         1,582.3
                                                                              ---------       ---------

                                                                             $ 12,058.1      $ 10,954.8
                                                                              =========       =========


                              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF INCOME
                                      (dollar amounts in millions)


                                                        Nine Months Ended           Three Months Ended
                                                           September 30,              September 30,
                                                    1995             1994             1995     1994


REVENUES
Finance charges. . . . . . . . . . . . . . . . .   $   837.3     $   729.5       $  285.9     $ 250.8
Leasing revenues . . . . . . . . . . . . . . . .       520.5         445.0          177.5       166.8
Servicing fees . . . . . . . . . . . . . . . . .         -             0.3            -           0.1
Income from affiliates . . . . . . . . . . . . .         7.6          12.9            2.8         4.3
Other. . . . . . . . . . . . . . . . . . . . . .        59.4          36.7           20.0        12.8
                                                   ---------     ---------       --------     -------
Total revenues . . . . . . . . . . . . . . . . .     1,424.8       1,224.4          486.2       434.8
                                                   ---------     ---------       --------     -------

EXPENSES
Interest and debt expense. . . . . . . . . . .         467.7         347.2           159.0      126.4
Depreciation on equipment held for lease               174.4         140.7            58.2       55.3
Salaries and other operating expenses                  449.0         435.6           152.7      150.7
Provision for losses on receivables                     75.7          74.0            25.4       27.3
                                                   ---------     ---------       --------     -------

   Total expenses. . . . . . . . . . . . . . .       1,166.8         997.5           395.3      359.7
                                                   ---------     ---------       --------     -------

Income before income taxes . . . . . . . . . .         258.0         226.9            90.9       75.1
Income taxes . . . . . . . . . . . . . . . . .         103.8          90.0            36.3       27.9
                                                   ---------     ---------       --------     -------

Net income . . . . . . . . . . . . . . . . . .     $   154.2     $   136.9       $    54.6     $  47.2
                                                   =========     =========       ========     =======

Ratio of earnings to fixed charges . . . . . .          1.54          1.62


                               CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                              (in millions)

Balance at beginning of year . . . . . . . . .     $   124.3     $    87.1
Net income . . . . . . . . . . . . . . . . . .         154.2         136.9
Dividends declared . . . . . . . . . . . . . .        (187.9)       (115.0)

Balance at end of period . . . . . . . . . . .     $    90.6     $   109.0

PAGE 5
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (in millions)




                                                                           Nine Months Ended September 30,
                                                                            1995            1994
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   154.2       $   136.9
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization of goodwill . . . . . . . . . . . .         193.4           159.5
   Provision for losses on receivables . . . . . . . . . . . . . . .          75.7            74.0
   Amortization of discount on long-term debt. . . . . . . . . . . .           6.2            17.4
   Change in accounts payable and other liabilities. . . . . . . . .          32.4           121.5
   Change in income taxes payable. . . . . . . . . . . . . . . . . .          45.2            20.9
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          67.7            89.7

      Net cash provided by operating activities. . . . . . . . . . .         574.8           619.9

INVESTING ACTIVITIES
Finance receivables originated or purchased. . . . . . . . . . . . .     (12,649.7)      (11,588.6)
Finance receivables collected or sold. . . . . . . . . . . . . . . .      12,661.4        11,031.6
Purchase of property and equipment . . . . . . . . . . . . . . . . .        (431.9)         (391.9)
Sales of property and equipment. . . . . . . . . . . . . . . . . . .          64.2            28.6
Purchase of investments. . . . . . . . . . . . . . . . . . . . . . .         (11.9)           (6.8)
Sales or maturities of investments . . . . . . . . . . . . . . . . .           3.6             4.2
Decrease in investments in and advances to affiliates                         61.7            98.4
Purchase of finance receivables and other assets
   from ITT Consumer Financial Corporation . . . . . . . . . . . . .      (1,029.3)
Purchase of the container division assets of Tiphook plc                                  (1,061.4)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (25.5)          (92.2)

      Net cash used by investing activities. . . . . . . . . . . . .      (1,357.4)       (1,978.1)

FINANCING ACTIVITIES
Proceeds from debt financing . . . . . . . . . . . . . . . . . . . .       6,369.8         5,714.3
Payments of debt . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,519.8)       (4,340.6)
Capital contribution from parent company . . . . . . . . . . . . . .         131.0            99.2
Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .        (183.1)         (115.0)

      Net cash provided by financing activities. . . . . . . . . . .         797.9         1,357.9

Increase (decrease) in cash and cash equivalents . . . . . . . . . .          15.3            (0.3)
Cash and cash equivalents at beginning of year . . . . . . . . . . .           7.7            29.3

Cash and cash equivalents at end of period . . . . . . . . . . . . .     $    23.0       $    29.0

                             TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
                                              OF OPERATIONS



   The following table sets forth revenues and net income by line of business for the periods indicated (in millions):

                                                                Nine Months Ended September 30,
                                                              Revenues          Net Income
                                                          1995       1994          1995       1994

Consumer lending. . . . . . . . . . . . . . . . . . . .$   578.1   $   513.0    $    64.8   $    67.8
Commercial lending. . . . . . . . .                        300.5       254.4         43.6        32.2
Leasing   . . . . . . . . . . . . . . . . . . . . .        543.2       456.6         55.8        45.1
Unallocated items   . . . . . . . . . . . . . . . .          3.0         0.4         (1.3)        0.5
Amortization of goodwill. . . . . . . . . . . . . . . .                              (8.7)       (8.7)

   Total revenues and net income. . . . . . . . . . . .$ 1,424.8   $ 1,224.4    $   154.2   $   136.9

Consumer Lending

   On March 31, 1995, the consumer lending operation purchased for $1,029.3 million in cash substantially all the assets and assumed certain liabilities of the home equity business of ITT. The purchase price was allocated as follows: consumer finance receivables of $955 million, which were all real estate secured, of which 14% was located in California; allowance for losses of $52.5 million; assets held for sale of $28.7 million; customer renewal rights of $109.1 million; and assumed liabilities of $11 million. The consumer lending operation did not assume any borrowings, tax liabilities or contingent liabilities of ITT. The purchase price has been allocated to the assets acquired based on the best information currently available as to the fair value of those assets. Pending completion of review, the purchase price allocation may be revised.

   Consumer lending net income for the first nine months and third quarter of 1995 was $64.7 million and $24.2 million compared to $68.3 million and $22.7 million for the comparable periods of 1994. Consumer lending income, before the amortization of goodwill, for the first nine months and third quarter of 1995 was $64.8 million and $24.2 million compared to $68.4 million and $22.7 million in the comparable periods of 1994.

   Consumer lending income, before the amortization of goodwill, for the first nine months and third quarter of 1995, decreased $3.6 million (5%) and increased $1.5 million (7%) from the first nine months and third quarter of 1994. These comparisons reflect reduced fee income in both periods and additional earnings from the receivables acquired from ITT which more than offset the reduced fee income in the third quarter. Prepayment and other fee income was lower in the first nine months and third quarter of 1995 in comparison to the first nine months and third quarter of 1994 because increased competition (principally in California) produced a high level of refinancing activity in 1994 which did not continue into 1995. In response to the increased competition, the company introduced lower rates in 1994 which produced a higher level of customer renewals and related fee income in 1994 but a lower level of interest income in 1995.


PAGE 7
  Revenues increased $63 million (12%) and $25.7 million (15%) in the first nine months and third quarter of 1995 compared to 1994's first nine months and third quarter mainly due to higher interest income resulting principally from the effects of the ITT acquisition, which more than offset the effects of lower fee income.

   Interest expense increased $53.5 million (29%) and $19.7 million (31%) in the first nine months and third quarter of 1995 over the comparable 1994 periods as a result of the higher levels of finance receivables outstanding and an increase in short-term interest rates. The provision for losses on receivables increased $4.4 million (7%) in the first nine months of 1995 over the comparable 1994 period due to increases in credit losses. In the third quarter of 1995, the provision for losses on receivables decreased $900,000
(4%) compared to the year ago period due to the effects of a decline in net receivables outstanding during the third quarter of 1995, compared to an increase in net receivables outstanding during the third quarter of 1994.
Credit losses, net of recoveries, on an annualized basis as a percentage of average consumer finance receivables outstanding, net of unearned finance charges, were 1.77% and 1.78% for the first nine months and third quarter of 1995 compared to 1.91% and 2.01% for the comparable periods of 1994. The decrease resulted from the effect of the inclusion of the ITT portfolio in average receivables outstanding. Credit losses (net of recoveries) in total increased $8.5 million (15%) and $2.6 million (13%) in the first nine months and third quarter of 1995 over the comparable 1994 periods.

   Consumer lending receivables grew 21% in the first nine months of 1995 due principally to the portfolio purchased from ITT. Excluding the loans acquired from ITT, receivable growth was 1%. Net consumer finance receivables outstanding of $5 billion at September 30, 1995 included $4.1 billion of real estate secured loans, principally first and second mortgages secured by residential properties, of which 38% are located in California. Real estate loans originated in the third quarter of 1995 were $269.9 million compared to $476.8 million in the third quarter of 1994, due to a decline in renewal volume (which was caused in part by a return to higher rates in early 1995)
and increased competition. The non-real estate loan portfolio has grown 12.7% since December 31, 1994, reflecting management's strategy to pursue growth in that area.

   Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $139.2 million (2.65% of finance receivables outstanding) at September 30, 1995 compared to $197.4 million
(3.71% of finance receivables outstanding) at June 30, 1995 and $90.2 million
(2.08% of finance receivables outstanding) at December 31, 1994. The $49 million increase from December 31, 1994 to September 30, 1995 includes the effects of the ITT portfolio acquisition which included the purchase of delinquent accounts at a discount. The $58.2 million decrease from June 30, 1995 to September 30, 1995 is principally due to accelerated collection activity on the acquired ITT portfolio. Management has established an allowance for losses equal to 3.41% of net consumer finance receivables outstanding at September 30, 1995 compared to 2.83% at December 31, 1994; the increase in the percentage is due to the acquisition of the ITT portfolio.

   When foreclosure proceedings begin on an account secured with real estate, the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $239.1 million at September 30, 1995, of which 73% pertained to California, compared to $226.1 million at December 31, 1994, of which 79% pertained to California. Because future improvements may be impacted by factors such as economic conditions and the state of the real estate market, particularly in California, the extent and timing of any change in the trend of foreclosures and repossessed assets remains uncertain.

PAGE 8
Commercial Lending

  Commercial lending net income for the first nine months of 1995 was $36.5 million compared to $25.1 million for the first nine months of 1994.

  Income, before the amortization of goodwill, for the first nine months of 1995 increased $11.4 million (35%) over the first nine months of 1994.
Operating results for the first nine months included a $4.8 million after tax gain from the sale of a portfolio of consumer rediscount loans in the first quarter of 1995, $2 million of which was included in third quarter operating income when certain seller contingencies expired. Results for 1994 included a $9 million ($5.5 million after tax) charge for the relocation of the corporate home office, and a $5.3 million ($4 million after tax) benefit from the reversal of a valuation allowance no longer required due to the sale of the repossessed rent-to-own stores. Excluding the items discussed above, commercial lending income, before the amortization of goodwill, for the first nine months of 1995, increased $5.1 million (15%) over the comparable 1994 period. The increase resulted mainly from increased margins and a lower provision for losses. Margins improved as a result of a greater spread between the indices at which the commercial lending operation loaned to customers and the indices at which funds were borrowed. These favorable variances were offset in part by start up costs associated with the equipment finance and leasing division of business credit, which began operations in the second quarter of 1995 and provides collateralized equipment lending.

  Revenues in the first nine months of 1995 increased $46.1 million (18%) over the corresponding period of 1994 mainly due to a higher average portfolio yield attributable to higher interest rates.

  Interest expense increased $30.5 million (37%) compared to the first nine months of 1994 due to a higher average interest rate on borrowings. Operating expenses declined $1.0 million (1%) during the first nine months of 1995 from the comparable 1994 period mainly as a result of the $9 million ($5.5 million after-tax) charge in the third quarter of 1994 for the relocation of the corporate home office which was offset in part by the $5.3 million ($4 million after-tax) valuation allowance no longer required due to the sale of the repossessed rent-to-own stores. Excluding the unusual items in 1994, operating expenses increased $2.7 million (3%) in the first nine months of 1995 primarily due to expenses related to the start up of the equipment finance and leasing operation. The provision for losses on receivables declined $4.6 million (29%) in the first nine months of 1995 from the comparable 1994 period principally due to 1994 charges related to the consumer rediscount loan portfolio which was sold in the first quarter 1995, and lower losses during 1995 in the liquidating portfolio. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.26% for the first nine months of 1995 compared to 0.27% for the first nine months of 1994.

  Net commercial finance receivables outstanding decreased $41.8 million (2%)
from December 31, 1994. The lower net receivables reflect the February 1995 sale of the consumer rediscount loan portfolio comprising $118 million of net outstanding receivables, and the reclassification of $47.5 million in net receivables outstanding to assets held for sale, which is included in other assets on the consolidated balance sheet, resulting from the commercial lending operation's decision in March 1995 to exit its operations in Puerto
Rico. These decreases were offset in part by receivables growth in the equipment finance and leasing portfolio. Management has established an allowance for losses equal to 2.75% of net commercial finance receivables outstanding as of September 30, 1995 compared to 3.12% at December 31, 1994.
This decrease is primarily the result of reclassifying the Puerto Rico receivables, which had a larger reserve requirement, to assets held for sale.

  Delinquent receivables, which are defined as the instalment balance for inventory finance and business credit receivables and the receivable balance for all other receivables over 60 days past due, were $7.1 million (0.26% of receivables outstanding) at September 30, 1995 compared to $17.7 million
(0.63% of receivables outstanding) at December 31, 1994. Delinquent receivables declined primarily due to the reclassification of the Puerto Rico receivables portfolio to assets held for sale. Increased delinquency in the core business units was more than offset by a decline in the liquidating portfolio delinquency.

  Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful, were $19.9 million (0.72% of receivables outstanding) at September 30, 1995 compared to $21.9 million (0.78% of receivables outstanding) at December 31, 1994. The decline in nonearning receivables was primarily due to the reclassification of $5.4 million of nonearning Puerto
Rico receivables to assets held for sale which was offset by an increase in nonearning receivables in the core business portfolio.

  Assets held for sale as of September 30, 1995 totaled $20.4 million, net of a $44.7 million valuation allowance, and consisted of Puerto Rico assets of $49.7 million, other assets of $9.8 million, and rent-to-own receivables of $5.6 million. The March 1995 decision to exit operations in Puerto Rico resulted in the reclassification of $47.5 million in net receivables and $9.4 million in other assets to assets held for sale. In October 1995, the commercial lending operation sold $48 million of the assets of its Puerto
Rican operation at no gain or loss. Assets held for sale at December 31, 1994 totaled $10.9 million, net of a $65.1 million valuation allowance, and consisted of rent-to-own finance receivables of $72.4 million and other assets of $3.6 million. Of the finance receivables held for sale at September 30, 1995, $6.1 million were classified as delinquent and $4.6 million were classified as nonearning compared to $24.5 million classified as both delinquent and nonearning at December 31, 1994.

Leasing
  Leasing net income for the first nine months and third quarter of 1995 was $54.2 million and $20.1 million compared to $43.6 million and $15.9 million for the first nine months and third quarter of 1994. Leasing income, before the amortization of goodwill, for the first nine months and third quarter of 1995 was $55.8 million and $20.7 million compared to $45.1 million and $16.4 million in the comparable periods of 1994.

  Leasing income, before the amortization of goodwill, for the first nine months and third quarter of 1995, increased $10.7 million (24%) and $4.3 million (26%) over the first nine months and third quarter of 1994 mainly due to more on-hire standard and tank containers and European trailers. In addition, higher gains were experienced on the sale of equipment and a $2.2 million after tax favorable adjustment to depreciation resulted from the final settlement of the Tiphook purchase price in the third quarter of 1995.
Partially offsetting these increases were lower earnings in the rail trailer business which experienced a downturn in utilization. Earnings for the nine months also benefited from a $1.8 million settlement of an outstanding state tax issue in the second quarter of 1995.

  Revenues for the first nine months and third quarter of 1995 increased $86.6 million (19%) and $13.9 million (8%) over the corresponding 1994 periods. The increases were primarily due to a larger standard and tank container fleet, principally as a result of the acquisition of the container division assets of Tiphook plc in March, 1994 and more on-hire standard, tank and refrigerated containers and European trailers. Partially offsetting these increases were lower revenues in the rail trailer business.

  Expenses increased $69 million (18%) and $6.9 million (5%) in the first nine months and third quarter of 1995 over 1994's first nine months and third quarter mainly due to higher ownership and operating costs associated with a larger standard, tank, and refrigerated container and European trailer fleets.

  The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 86% and 85% for the first nine months and third quarter of 1995, compared to 81% for both the first nine months and third quarter of 1994. Rail trailer utilization was 75%
and 74% for the first nine months and third quarter of 1995 compared to 91% for both the first nine months and third quarter of 1994. European trailer utilization was 95% and 94% for the first nine months and third quarter of 1995 compared to 96% and 95% for the first nine months and third quarter of 1994.

PAGE 10
Derivatives

  The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from the Company's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specified periods. In the normal course of its operations, the Company hedges some of its interest rate risk with derivative financial instruments. These derivatives comprise primarily interest rate swap agreements. Derivative financial instruments with a notional amount of $649.0 million at September 30, 1995 and $744.1 million at December 31, 1994 and designated as hedges of the Company's liabilities were outstanding.

  While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At September 30, 1995, the interest rate swap agreements are with financial institutions rated A or better by one or more of the major credit rating agencies. At September 30, 1995, the fair value of the Company's derivative financial instruments was a net obligation of $12.7 million comprising agreements with aggregate gross obligations of $14.3 million and agreements with aggregate gross benefits of $1.6 million.


Item 2.   Management's Discussion and Analysis of Financial Condition and
Results of Operations.

     Omitted in accordance with General Instructions H.  See "Management's
Discussion and Analysis of the Results of Operations" following the financial statements of the Registrant (Item I).

PAGE 11
                                      PART II.   OTHER INFORMATION

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


Date:     November 14, 1995








