Form 10-K405
period 1995-12-31
TRANSAMERICA FINANCE CORP
filed 1996-04-01
CIK 99193

Page 1
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

Commission file number 1-6798

                      TRANSAMERICA FINANCE CORPORATION
           (Exact name of registrant as specified in its charter)

              Delaware                               95-1077235
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

         600 Montgomery Street
         San Francisco, California                     94111
 (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (415) 983-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
          Title of each class                    on which registered

    8-1/2% Notes Maturing at Holder's           New York Stock Exchange
      Option Annually on July 1 and
      due July 1, 2001


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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    ( X )

     All of the outstanding shares of the registrant's capital stock are owned by Transamerica Finance Group, Inc., which is wholly owned by Transamerica Corporation.

     Number of shares of common stock, $10 par value, outstanding as of close of business on March 28, 1996: 1,464,285.

     The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                              TABLE OF CONTENTS


                                                                       Page
                                                                       ____

Part I:
  Item  1.  Business .................................................   3
  Item  2.  Properties ...............................................  21
  Item  3.  Legal Proceedings ........................................  21
  Item  4.  Submission of Matters to a Vote of Security Holder .......  21


Part II:
  Item  5.  Market for Registrant's Common Equity and Related Stock-
            holder Matters ...........................................  21
  Item  6.  Selected Financial Data ..................................  21
  Item  7.  Management's Discussion and Analysis of Financial Condi-
            tion and Results of Operations ...........................  21
  Item  8.  Financial Statements and Supplementary Data ..............  21
  Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ......................  21
Part III:
  Item 10.  Directors and Executive Officers of the Registrant .......  22
  Item 11.  Executive Compensation ...................................  22
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management ...............................................  22
  Item 13.  Certain Relationships and Related Transactions ...........  22

Part IV:
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K .................................................  22

                                   PART I
ITEM 1.  BUSINESS

The Company

     Transamerica Finance Corporation is a wholly owned subsidiary of Transamerica Finance Group, Inc. ("TFG") which is a wholly owned subsidiary of Transamerica Corporation. Transamerica Corporation ("Transamerica") is a financial services organization which engages through its subsidiaries in consumer lending, commercial lending, leasing, life insurance and real estate services. Transamerica Finance Corporation includes Transamerica's consumer lending, commercial lending (excluding Insurance Premium Finance) and leasing operations. Unless the context indicates otherwise, the terms "Company" and "Registrant" as used herein refer to Transamerica Finance Corporation and its subsidiaries.

     The Company was incorporated in Delaware in 1931 under the name Pacific Finance Corporation, as successor to a California corporation of the same name organized in 1920.

     The Company provides funding for its subsidiaries' consumer lending, commercial lending and leasing operations and for the operations of certain wholly owned subsidiaries of TFG. Capital is allocated among the operations on the basis of expected returns and creation of shareholder value. The Company's total notes and loans payable were $9,689,858,000 at December 31, 1995 and $8,724,258,000 at December 31, 1994. Variable rate debt was $4,836,038,000 at December 31, 1995 compared to $4,279,886,000 at December 31,
1994. The ratio of debt to tangible equity was 7.0:1 at December 31, 1995 and 7.1:1 at December 31, 1994.

     The Company offers publicly, from time to time, senior or subordinated debt securities. Public debt issued totaled $832,000,000 in 1995, $1,516,000,000 in 1994 and $407,000,000 in 1993. Under a shelf registration filed in April 1995 with the Securities and Exchange Commission the company may offer up to $3,000,000,000 of senior or subordinated debt securities (which may include medium term notes) with varying terms, of which $2,600,000,000 had not been issued at December 31, 1995. For a further discussion regarding borrowing operations and derivative activity, see Note C, Financial Instruments in the financial statements included in Item 8.

     Liquidity is a characteristic of the Company's operations since the majority of the assets consist of finance receivables. Principal cash collections of finance receivables totaled $17,444,556,000 during 1995, $14,807,548,000 during 1994 and $11,535,766,000 during 1993.

BUSINESS SEGMENT INFORMATION

     "Note J. Business Segment Information" in the financial statements included in Item 8 is incorporated herein by reference.

     The Company's business activities are more fully described below.

CONSUMER LENDING

     Consumer lending services are provided by Transamerica Financial Services, based in Los Angeles, California, which has 555 branch lending offices. Branch offices are located in the United States (528 in 42 states), Canada (15) and the United Kingdom (12). Products offered by the consumer lending operation include first and second mortgage loans, revolving real estate secured lines of credit, secured and unsecured personal loans, sales finance contracts, credit insurance and retail used automobile financing. Since 1991, the consumer lending operation has continued to broaden its receivable portfolio by expanding its revolving real estate secured lines of credit, its personal loan business (which includes loans secured by automobiles or other property as well as unsecured loans), its purchase from dealers of retail finance contracts covering principally appliances, furniture and services, and retail used automobile financing. The products offered by the consumer lending operation have traditionally been fixed rate; in 1995 the company commenced offering variable rate products.

     The company's primary business is making fixed rate home equity loans that generally range up to $200,000. Of the company's net finance receivables outstanding at December 31, 1995, 82% are secured by real estate, principally one to four family residential properties. Of the company's net finance receivables secured by real estate, 63% are secured by first mortgages. Company policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers at the time of loan origination.

      On March 31, 1995, the Company purchased for $1,027,298,000 in cash substantially all the assets and assumed certain liabilities of the home equity business of ITT Consumer Financial Corporation (ITT). The purchase price was allocated as follows: net consumer finance receivables of $966,427,000, which were all real estate secured, of which 14% was located in California; allowance for losses of $52,673,000; assets held for sale of $26,752,000; customer renewal rights of $97,793,000; and assumed liabilities of $11,000,000. The Company did not assume any borrowings, tax liabilities or contingent liabilities of ITT. The initial financing of the acquisition was provided through short-term bank loans which have been repaid and refinanced with long-term debt.

     When permitted by law, the consumer lending operation offers credit life and disability insurance in connection with consumer instalment loans and generally requires that property securing consumer loans be insured. Credit life insurance satisfies the obligation of the borrower in the event of death, while credit disability insurance satisfies the borrower's obligation to pay instalments during a period of disability. Property insurance insures the collateral against damage or loss.

Competition

     The consumer lending operation's principal market involves the origination and servicing of home equity loans for debt consolidation and other purposes. Traditionally, the company has relied on an extensive loan-by-mail program, currently involving approximately 50 million solicitation pieces annually, to attract potential customers. However, competition has been increasing in the U.S. home equity market, and competitors include numerous other finance companies, banks, savings associations and mortgage bankers as well as loan brokerage operations. In response, the company's competitive strategies have included product diversification and emphasis on superior service to better meet customer needs as well as exploration of additional products and certain foreign markets.

Consumer Finance Receivables

     The following tables set forth the volume of consumer finance receivables acquired during the years indicated and the amount of consumer finance receivables outstanding at the end of each such year:

                                             Years Ended December 31,
                                     ______________________________________
                                        1995          1994          1993
                                           (Dollar amounts in thousands)
Volume of Consumer Finance
Receivables Acquired:

Consumer instalment loans:
  Real estate secured(1) ........    $2,067,889    $1,708,806    $1,039,394
  Other(2) ......................       655,312       623,619       524,241
                                     __________    __________    __________
                                      2,723,201     2,332,425     1,563,635
Other finance receivables(3) ....       104,080        72,708        29,181
                                     __________    __________    __________

  Total .........................    $2,827,281    $2,405,133    $1,592,816
                                     ==========    ==========    ==========
______
     (1) Volume for 1995 includes $1,004,869,000 acquired from ITT on March 31, 1995, of which $676,078,000 (excluding renewals) remained outstanding at December 31, 1995. Excluding the effects of that acquisition, 1995 loan originations were less than in 1994 principally due to a decline in renewal volume (which was caused in part by a return to higher rates in early 1995) and increased competition. In 1994, in response to increased competition, principally in California, the company introduced lower interest rates which were not continued into 1995, which led to a high level of refinancing activity in 1994. The 1994 and 1993 volume also included $117,000,000 and $22,691,000 of purchased receivables.

     (2) The increases reflect general expansion in consumer lending's personal loan business.

     (3) The increases resulted from expansion in the retail finance contract business. The 1994 volume included $7,855,000 of bulk purchases of contracts.

                              _________________

                                               As of December 31,
                                     ______________________________________
                                        1995          1994          1993
                                          (Dollar amounts in thousands)
Consumer Finance Receivables
Outstanding:

Consumer instalment loans:
  Real estate secured(1) ........    $4,212,704    $3,522,966    $3,214,468
  Other(2) ......................       853,647       758,798       595,284
                                     __________    __________    __________
                                      5,066,351     4,281,764     3,809,752
Other finance receivables(3) ....        84,447        58,197        22,276
                                     __________    __________    __________
                                      5,150,798     4,339,961     3,832,028
Less unearned finance charges and
  insurance premiums ............       214,506       197,975       181,505
                                     __________    __________    __________
  Total net finance
    receivables .................    $4,936,292    $4,141,986    $3,650,523
                                     ==========    ==========    ==========

_______
(1)  See footnote 1 on preceding table.
(2)  See footnote 2 on preceding table.
(3)  See footnote 3 on preceding table.
                               _______________


     Earned finance charges as a percentage of the average amount of net finance receivables outstanding were 15.8% in 1995, 17.5% in 1994, and 17.5% in 1993.

     A summary of instalment loan activity for the years indicated is as follows:


                                            Years Ended December 31,
                                     ______________________________________
                                        1995          1994          1993

Volume by source:
  New borrowers (1)..............          60.2%        41.3%         45.5%
  Former borrowers ..............           4.4          8.5          15.6
  Renewals:
    Balances refinanced .........          20.2         27.7          19.6
    Additions to renewed balances          15.2         22.5          19.3
                                     ___________   __________    __________

      Total .....................         100.0%       100.0%        100.0%
                                     ===========   ==========    ==========
Average size of loan made
  including renewals ............    $   12,720    $   12,154    $   11,561
Outstanding at end of year:
  Amount (in thousands)..........    $5,066,351    $4,281,764    $3,809,752
  Number ........................       353,880       309,133       251,457
  Average balance ...............    $   14,317    $   13,851    $   15,151

  (1) Excluding the receivables purchased from ITT, volume by source from new borrowers was 41.1% in 1995.

     Following is certain information regarding delinquent receivables, nonearning receivables, accounts in foreclosure and repossessed assets. Because future improvements may be impacted by factors such as economic conditions and the state of the real estate market, particularly in California, the extent and timing of any change in the trend of delinquent receivables, nonearning receivables and foreclosures and repossessed assets remains uncertain.

Delinquent Receivables

     The following table shows the ratio of consumer finance receivables which are contractually past due 60 days or more and 90 days or more to finance receivables outstanding for each category and in total for the years indicated:
                                       As of December 31,
                                   ____________________________
                                   1995        1994        1993
Consumer instalment loans:
  Real estate secured:(1)
  60 days and over ............    2.35%       1.78%       1.86%
  90 days and over ............    1.36        1.08        1.20

  Other consumer instalment
  loans:(2)
  60 days and over ............    4.85        3.35        2.71
  90 days and over ............    3.52        2.38        2.22
                                   _____       _____       _____
    Total consumer instalment
      loans:
      60 days and over ........    2.77        2.06        1.99
      90 days and over ........    1.73        1.31        1.36

Other finance receivables:(2)
  60 days and over ............    4.10        3.65        3.96
  90 days and over ............    3.22        2.55        2.30
                                   _____       _____       _____
    Total finance
      receivables:
      60 days and over ........    2.79%       2.08%       2.00%
                                   =====       =====       =====
      90 days and over ........    1.75%       1.33%       1.36%
                                   =====       =====       =====

_______
     (1) The increase in 1995 was due to worsening in the condition of the non ITT portfolio and the ITT portfolio acquisition which included the purchase of delinquent accounts at a discount.

     (2) Typically loans do not go into default until some period of time after they were originated. Therefore, in periods of rapidly increasing volume the delinquency ratio tends to lag behind the growth in the portfolio. The increase in 1995 reflects the "seasoning" of non-real estate products that were introduced in 1993. The increase in 1994 for other instalment loans reflected the changing mix of products in the non-real estate portfolio and the introduction of new products with higher delinquency experience.

                              _________________

Nonearning Receivables

     Nonearning consumer finance receivables, which are defined generally as those past due more than 29 days, amounted to $308,050,000 and $194,272,000 at December 31, 1995 and 1994. Payments received on nonearning receivables are applied to principal and interest according to the terms of the loan; however, accrued interest receivable and amortization of other finance charges are recognized in income only on accounts past due less than 30 days. Nonearning receivables exclude accounts in foreclosure. During 1995 and 1994, the gross amount of interest income that would have been recorded on receivables classified as nonearning at year end, had they been current throughout the year or since origination, was $49,218,000 and $28,539,000, and the amount of interest on those loans that was recognized in income was $29,478,000 and $17,904,000.

Accounts in Foreclosure and Assets Held for Sale

     When foreclosure proceedings begin on an account secured by real estate, the account is moved from finance receivables to other assets and is written down to the fair value of the collateral, less estimated selling costs, if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $207,323,000 at December 31, 1995 compared to $226,119,000 at December 31,
1994. The decrease in 1995 reflects the consolidation and acceleration of California foreclosure activity in the fourth quarter, which more than offset the increase caused by the acquisition of the ITT portfolio.

Credit Loss Experience

     Certain information regarding credit losses on finance receivables for the consumer lending operation during the years indicated is set forth in the following table:

                                          Years Ended December 31,
                                     ____________________________________
                                       1995          1994          1993
                                         (Dollar amounts in thousands)

Provision for credit losses
  charged to income(1) ............  $ 97,835      $ 80,406      $ 62,349
Credit losses (net of recoveries):
  Real estate secured instalment
    loans(2) ......................  $ 64,817      $ 44,145      $ 41,452
  Non-real estate secured
    instalment loans(3) ...........    37,266        27,854        19,171
                                     ________      ________      ________
      Total consumer instalment
        loans .....................   102,083        71,999        60,623

Other finance receivables .........     1,723           496            30
                                     ________      ________      ________
        Total .....................  $103,806      $ 72,495      $ 60,653
                                     ========      ========      ========

Ratio to average net finance
  receivables outstanding:
Consumer instalment loans:(4)
  Real estate secured instalment
    loans .........................     1.62%         1.42%         1.35%
  Non-real estate secured
    instalment loans ..............     4.78          4.16          3.43
                                     ________      ________      ________
      Total consumer instalment
        loans .....................     2.14          1.90          1.67
Other finance receivables (4) .....     2.97          1.73          0.35
                                     ________      ________      ________
        Total .....................     2.15%         1.90%         1.67%
                                     ========      ========      ========

Allowance for losses at end
  of year(5) ......................  $164,066      $117,218      $103,313
Ratio to outstandings less
  unearned finance charges
  and insurance premiums ..........     3.32%         2.83%         2.83%

________
     (1) The provision for credit losses increased due to increases in credit losses (see notes 2 and 3 below) and, in 1994, increased growth in net finance receivables.

     (2) The increases were due to continued sluggishness in the California economy and a continued weak California real estate market. Also, in 1995, the Company consolidated and accelerated California branch foreclosure activity in the fourth quarter and also recognized credit losses that had been anticipated in connection with the ITT acquisition, both of which contributed to the increase over 1994. Credit losses exclude losses on the disposal of repossessed assets, which amounted to $15,441,000 in 1995, $7,314,000 in 1994 and $5,952,000 in 1993, and which are classified as operating expenses. The 1995 increase in losses on the disposal of repossessed assets was mainly due to the consolidation and acceleration of foreclosure activity in California.

     (3) The increases were caused by growth in the related outstanding receivables which tend to have a higher loss ratio than the real estate secured portfolio. Because new receivables generally do not go into default for some period of time after origination, the increases also reflect the "seasoning" of this portfolio.

     (4) The increased ratios were due to corresponding fluctuations in credit losses (see notes 2 and 3 above).

     (5) The increase in 1995 is due to the acquisition of the ITT portfolio on March 31, 1995. The increase in 1994 was caused by growth in outstanding finance receivables.

                               _______________

Regulation

     The Company's consumer lending operation is subject to various state and federal laws. Depending upon the type of lending, these laws may require licensing and certain disclosures and may limit the amounts, terms and interest rates that may be offered.

COMMERCIAL LENDING

     Commercial lending services are provided by two core business units: inventory finance and business credit. The commercial lending business operates from 22 branch lending offices located in the United States (17), Canada (2) and Europe (3). The lending activities of these core businesses are discussed below.

     Inventory finance (also known as wholesale financing or floor plan financing) consists principally of financing dealers' purchases from distributors or manufacturers of goods for inventory. The products financed include boats, recreational products, electronics and appliances, manufactured housing, lawn and garden equipment and personal computers. Loan terms typically provide for repayment within 30 days following sale of the inventory by the borrower. After initial review of a borrower's credit worthiness, the ongoing management of credit risk in this area may include various monitoring techniques, such as periodic physical inventory checks and review of the borrower's sales, as well as maintenance of repurchase agreements with manufacturers which provides a degree of security in the event of a repossession.

     Business credit consists of secured loans, primarily revolving, to manufacturers, distributors and selected service businesses and collateralized equipment lending. The asset based lending loans are collateralized and consist of credit lines typically from $5 million to $25 million with terms ranging from three to five years. Actual borrowings are limited to specified percentages of the borrower's inventory, receivables and other eligible collateral which are regularly monitored to ascertain that receivables outstanding are within approved limits. Credit risk is managed by monitoring the quality and performance of the borrower's collateral and compliance with financial covenants. The equipment finance and lease division of business credit began operations in 1995 and provides collateralized equipment lending to companies that acquire capital equipment for their own use. The financings are structured as both leases and loans. Credit risk is managed by structuring loans such that loan balances amortize at a faster rate than the equipment depreciates, thus maintaining collateral value, and by structuring most leases with guaranteed residuals. In addition, financed equipment must be essential to the operations of the borrower.

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

     In 1995, the commercial lending operation sold for cash a portfolio of consumer rediscount loans totaling $118,000,000 of net outstanding receivables which resulted in an after tax gain of $4,800,000. It also liquidated and sold $56,858,000 in net receivables and other assets resulting from the decision to exit its operations in Puerto Rico and sold substantially all of its rent-to-own finance receivables.

     In 1994, the commercial lending operation sold its U.S. and Canadian repossessed rent-to-own stores with a net carrying value of $17,666,000.

Competition

     The commercial lending industry is highly competitive and has seen increasing numbers of new market entrants. In addition to competition from other finance companies, there is competition from captive finance subsidiaries of manufacturing companies and commercial banks. The commercial lending operation competes by offering a variety of financing products, superior customer service including prompt credit review, and competitive pricing.

Commercial Finance Receivables

     The following tables set forth the volume of commercial finance receivables acquired during the years indicated and the amount of commercial finance receivables outstanding at the end of each such year:


                                      Years Ended December 31,
                              _______________________________________
                                 1995          1994          1993
                                  (Dollar amounts in thousands)

Volume of Commercial Finance
Receivables Acquired:

Inventory finance(1) .......  $ 7,479,383   $ 7,347,448   $ 6,773,720
Business credit(2) .........    8,929,780     6,602,199     3,696,180
                              ___________   ___________   ___________
  Core businesses ..........   16,409,163    13,949,647    10,469,900
Other(3) ...................       18,815        74,860       170,705
                              ___________   ___________   ___________
  Total ....................  $16,427,978   $14,024,507   $10,640,605
                              ===========   ===========   ===========

Domestic ...................  $15,010,277   $12,718,350   $ 9,296,240

Foreign ....................    1,417,701     1,306,157     1,344,365
                              ___________   ___________   ___________
  Total ....................  $16,427,978   $14,024,507   $10,640,605
                              ===========   ===========   ===========
_______
     (1) The increase in 1994 reflects the overall improvement in the economy and increased sales and marketing programs.

     (2) The increases primarily reflect a shift in focus from purchasing participations from other financial institutions to originating and selling participations in loans. As a result, volume and collections have increased.

     (3) The decreases reflect reduced receivable activity in portfolios of businesses which the company has sold or exited and are being liquidated.

                              ________________

                                                As of December 31,
                                     ______________________________________
                                        1995          1994          1993
                                         (Dollar amounts in thousands)

Commercial Finance Receivables
Outstanding:

Inventory finance(1) ............    $2,242,238    $2,078,519    $1,959,757
Business credit(2) ..............       680,771       654,966       553,859
                                     __________    __________    __________
Core businesses .................     2,923,009     2,733,485     2,513,616
Other(3) ........................         6,893        75,262       127,687
                                     __________    __________    __________
                                      2,929,902     2,808,747     2,641,303
Less unearned finance charges ...        58,372        36,167        40,856
                                     __________    __________    __________
Total net finance
  receivables  ..................    $2,871,530    $2,772,580    $2,600,447
                                     ==========    ==========    ==========

Domestic ........................    $2,485,992    $2,430,424    $2,247,851
Foreign .........................       385,538       342,156       352,596
                                     __________    __________    __________
Net finance receivables .........    $2,871,530    $2,772,580    $2,600,447
                                     ==========    ==========    ==========

_______
     (1) The 1995 increase was due mainly to increased volume and a slower turnover in customer inventories. The 1994 increase was due to increased volume in both consumer electronics and appliances, and home and recreational products.

     (2) The 1995 increase was primarily due to the addition of $123,852,000 of net receivables in the new equipment finance and lease division offset by the sale of $118,000,000 of rediscount loans. The 1994 increase resulted from a higher level of new business volume during the year.

     (3) The decreases reflect the liquidation of receivables from businesses being exited.

                              _________________


     Earned finance charges as a percentage of the average amount of net finance receivables outstanding were 13.0% in 1995, 11.8% in 1994, and 11.3% in 1993.

     Following is certain information regarding delinquent receivables, nonearning receivables and assets held for sale. Because future changes may be impacted by factors such as economic conditions, the extent and timing of any change in the trend of delinquent receivables, nonearning receivables and assets held for sale remains uncertain.

Delinquent Receivables

     Delinquent receivables are defined as the instalment balance for inventory finance and asset based lending receivables and the outstanding loan balance for all other receivables over 60 days past due.

     The following table shows the ratio of delinquent commercial finance receivables to finance receivables outstanding for each category and in total as of the end of each of the years indicated.

                              As of December 31,
                          ________________________
                           1995     1994     1993

  Inventory finance ....   0.20%    0.11%    0.13%
  Business credit ......      -        -        -
                          ______   ______   ______
  Core businesses ......   0.15     0.08     0.10
  Other(1) .............  53.47    20.63    19.14
                          ______   ______   ______

  Total ................   0.28%    0.63%    1.02%
                          ======   ======   ======
_______
     (1) Represents finance receivables retained from businesses sold or exited which are being liquidated. The increase in the 1995 ratio resulted from the reduction in receivables outstanding due to the sale of the Puerto Rico portfolio which had a lower delinquency ratio in relation to the other receivables included in this caption. The remaining balance as of December 31, 1995 totals $6,893,000.

                              _________________


Nonearning Receivables

     Nonearning receivables are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $15,465,000 (0.53% of receivables outstanding) and $21,872,000 (0.78% of receivables outstanding) at December 31, 1995 and 1994. During 1995 and 1994, the gross amount of interest income that would have been recorded on receivables classified as nonearning at year end had they been current throughout the year or since origination was $3,702,000 and $1,825,000 and the amount of interest on those loans that was recognized in income was $2,401,000 and $956,000. The decline in nonearning receivables was primarily due to the sale of the Puerto Rico receivables.

Assets Held for Sale

     Assets held for sale at December 31, 1995 totaled $4,445,000, net of a $6,037,000 valuation allowance, and consisted of rent-to-own finance receivables of $5,595,000 and other assets of $4,887,000. Assets held for sale at December 31, 1994 totaled $10,908,000, net of a $65,086,000 valuation allowance, and comprised rent-to-own finance receivables of $72,381,000 and other assets of $3,613,000. Of the finance receivables held for sale at December 31, 1995, none was classified as delinquent or nonearning compared to $24,495,000 classified as both delinquent and nonearning at December 31, 1994.

Credit Loss Experience

     Certain information regarding credit losses on finance receivables for the commercial lending operation during the years indicated is set forth in the following table:

                                            Years Ended December 31,
                                          _____________________________
                                            1995      1994      1993
                                          (Dollar amounts in thousands)

Provision for credit losses charged
  to income ...........................   $14,127   $18,665   $31,793

Credit losses (net of recoveries)(1) .. $ 8,838 $ 8,651 $42,710 Ratio to average net finance receivables outstanding:
    Inventory finance .................     0.30%     0.28%     1.30%
    Business credit(2) ................     0.92      0.44     (0.02)
                                          _______   _______   _______
      Core businesses(1) ..............     0.43      0.32      0.99
    Other(3) ..........................   (15.70)     0.45     12.93
                                          _______   _______   _______

      Total(4) ........................     0.32%     0.32%     1.64%
                                          =======   =======   =======

Allowance for losses at end of year ...   $73,028   $86,574   $76,079

Ratio of allowance to net finance
  receivables outstanding .............     2.54%     3.12%     2.93%
                                          =======   =======   =======

_______
     (1) The 1994 decrease was caused mainly by decreases in delinquent and nonearning receivables resulting from improved economic conditions and the effects in 1993 of stronger portfolio management procedures that were implemented in late 1992.

     (2) The 1995 increase was related to additional charge offs incurred upon the sale of the consumer rediscount portfolio. In 1993, recoveries exceeded amounts charged off.

     (3) Represents credit losses, net of recoveries, from the liquidation of receivables retained from businesses sold or exited. The remaining balance at December 31, 1995 was $6,893,000. In 1995, recoveries from amounts charged off in prior years exceeded current year charge offs by $3,154,000.

     (4) The changes in ratios were due to corresponding fluctuations in the allowance for losses and credit losses (see note 1 above).

                             __________________

Regulation

     The Company's commercial lending operation is subject to various state and federal laws. Depending upon the type of lending, these laws may require licensing and certain disclosures and may limit the amounts, terms and interest rates that may be offered.

LEASING

     Transamerica Leasing Inc. leases, services and manages containers, chassis and trailers throughout the world. The leasing operation is based in Purchase, New York and maintains approximately 400 offices, depots and other facilities in 47 countries. The Company specializes in intermodal transportation equipment, which allows goods to travel by road, rail or ship. The Company's customers include railroads, steamship lines and motor carriers.

     On March 15, 1994, the Company acquired substantially all the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets (collectively the "Container Operations") for $1,061,441,000 in cash. The Company assumed certain specified liabilities of the Container Operations including trade accounts payable. The Company did not assume any borrowings, tax liabilities or contingent liabilities of Tiphook. The initial financing of the acquisition was provided through short-term bank loans which have been repaid and refinanced with long-term debt. The acquired fleet of standard containers and tank containers totaled 363,000 units.

Competition

     The leasing operation is the second largest lessor of intermodal transportation equipment in the industry based on units of equipment available for hire. The leasing operation competes by providing a high level of service through its worldwide network of offices and third party depots and a wide offering of equipment and lease types. The leasing operation's management information system provides employees and other users, including customers, around the world, with on-line access to key billing and operational information. The leasing operation's main competitors are other transportation leasing companies.

Revenue Earning Equipment

     At December 31, 1995, the leasing operation's fleet consisted of standard containers, refrigerated containers, domestic containers, tank containers and chassis totaling 708,400 units which are owned or managed and leased from approximately 360 depots worldwide; 36,900 rail trailers leased to all major United States railroads and to roll on/roll off steamship operators, shippers, shippers' agents and regional truckers; and 7,700 over-the-road trailers in Europe.

     The percent of the leasing operation's fleet on term lease or service contract minimum lease was 51% in 1995, 47% in 1994 and 56% in 1993. The decrease in 1994 reflects the impact of the acquisition of the Tiphook plc container fleet. The increase in 1995 reflects the full integration of the Tiphook container fleet into the leasing operation's fleet. At December 31, 1995 lease terms were one to 13 years.

     The following table sets forth the leasing operation's fleet size, in units, for the years indicated:

                                     As of December 31,
                                 _________________________
                                  1995     1994     1993

     Containers and chassis(1)   708,400  685,400  316,000
     Rail trailers(2) .........   36,900   39,300   36,500
     European trailers(3) .....    7,700    5,700    3,800

_______
     (1) The 1994 increase was largely due to the acquisition of substantially all of the operating assets of the container operations of Tiphook plc.

     (2) The 1995 decrease resulted from the sale of older units as intermodal loadings declined year to year.

     (3) The increases reflect entry and expansion into the European trailer market.
                              ___________________

     The following table sets forth the leasing operation's fleet utilization for the years indicated:
                                       Years Ended December 31,
                                       ________________________
                                       1995     1994     1993

     Containers and chassis(1) .....    85%      81%      83%
     Rail trailers(2) ..............    77%      92%      91%
     European trailers(3) ..........    95%      96%      89%

_______
     (1) The 1995 increase was due to higher demand resulting from higher export levels from China and the Far East. The 1994 decline was due to slow economic growth in key European economies and Japan and the impact of the Tiphook fleet acquisition.

     (2) The 1995 decline was due to decreased U.S. intermodal loadings. The 1994 increase was primarily due to higher domestic economic activity and because many shippers moved from trucks to rail transport for long-haul shipments.

     (3) The level of utilization for 1995 and 1994 exceeded 1993 due to a greater number of units on long term lease in the United Kingdom and Europe, and continued growth in the United Kingdom economy.
                            _____________________


EMPLOYEES

The Company employed approximately 4,500 persons at December 31, 1995.

Return on Assets and Equity

     Certain information regarding the Company's consolidated return on assets and equity, and certain other ratios, are set forth below:

                                             Years Ended December 31,
                                           ____________________________
                                           1995       1994       1993

     Return on assets(1) ............        1.8%       1.9%       1.1%
     Return on equity(2) ............       12.9%      12.4%       6.9%
     Dividend payout ratio(3) .......      111.0%      80.2%      75.2%
     Equity to assets ratio(4) ......       14.3%      15.2%      16.2%
_______
     (1)  Net income divided by total average assets (2 point method).
     (2)  Net income divided by total average equity (2 point method).
     (3)  Cash dividends declared divided by net income.
     (4)  Average total equity divided by total average assets (2 point method).
                              _________________


Consolidated Ratios of Earnings to Fixed Charges

     The following sets forth the consolidated ratio of earnings to fixed charges for each of the five years ended December 31, 1995.

                                         Years Ended December 31,
                                   ____________________________________
                                   1995    1994    1993    1992    1991


                                   1.56    1.62    1.50    1.59    0.77

     The ratios were computed by dividing income before fixed charges, income taxes, extraordinary loss on early extinguishment of debt in 1993 and the cumulative effect of change in accounting for post employment benefits other than pensions in 1991 by the fixed charges. Fixed charges consist of interest and debt expense, and one-third of rent expense, which approximates the interest factor.

ITEM 2.  PROPERTIES

     Not applicable.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted in accordance with General Instruction J.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable. All of the outstanding shares of the Registrant's capital stock is owned by Transamerica FInance Group, Inc., which is wholly owned by Transamerica Corporation.

ITEM 6.  SELECTED FINANCIAL DATA

     Omitted in accordance with General Instruction J.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Omitted in accordance with General Instruction J. See "Management's Discussion and Analysis of the Results of Operations" following the Notes to Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted in a separate section of this report.

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

     (3)  List of Exhibits:

          3(i) Transamerica Finance Corporation Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on February 19, 1991 (incorporated by reference to Exhibit 3.1a to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31,
                  1990).

          3(ii) Transamerica Finance Corporation By-Laws, as amended, last amendment - February 19, 1991 (incorporated by reference to
                  Exhibit 3(ii) to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1994).

          4.1 Indenture dated as of April 1, 1991 between Registrant and Harris Trust and Savings Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3 (File No. 33-40236) as filed with the Commission on August 16, 1991).

          4.2*
          _________
                  *Pursuant to the instructions as to exhibits, the registrant is not filing certain instruments with respect to long-term debt since the total amount of securities currently authorized under each of such instruments does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

          10.1 Amended and Restated Guaranty dated February 1, 1995 by the Registrant in favor of Corporate Asset Funding Company, Inc. et al.

          12      Ratio of Earnings to Fixed Charges Calculation.

          23 Consent of Ernst & Young LLP to the incorporation by reference of their report dated February 14, 1996 in the Registrant's Registration Statement on Form S-3 (File No. 33-58365).

          24 Power of Attorney executed by the directors of the Registrant.

          27      Financial Data Schedule.


     (b)  Reports on Form 8-K filed in the fourth quarter of 1995:  None

     (c) Exhibits: Certain of the exhibits listed in Item (a) 3 above have been submitted under separate filings, as indicated.

     (d)  Financial Statement Schedules:  The response to this portion of
Item 14 is submitted as a separate section of this report.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAMERICA FINANCE CORPORATION


Burton E. Broome
Vice President and Controller

Date: March 29, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 1996 by the following persons on behalf of the registrant and in the capacities indicated.

       Signature                            Title

Principal Executive Officer:

RICHARD H. FINN*                     President, Chief Executive Officer and
                                       Director

Principal Financial Officer:


David H. Hawkins                     Senior Vice President, Treasurer and
                                       Director

Principal Accounting Officer:


Burton E. Broome                     Vice President, Controller and Assistant
                                       Secretary


Directors:

RUSSELL T. CHARLTON*                 Director
KENT L. COLWELL*                     Director
RICHARD H. FINN*                     Director
EDGAR H. GRUBB*                      Director
DAVID H. HAWKINS*                    Director
FRANK C. HERRINGER*                  Director
ROBERT R. LINDBERG*                  Director
STEVEN A. READ*                      Director
CHARLES E. TINGLEY*                  Director


*Austin D. Kim
 Attorney-in-Fact

            A majority of the members of the Board of Directors.

                         ANNUAL REPORT ON FORM 10-K

                ITEM 8, ITEM 14(a)(1) and (2), and ITEM 14(d)

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      LIST OF FINANCIAL STATEMENTS AND

                        FINANCIAL STATEMENT SCHEDULES

                                     and

                        FINANCIAL STATEMENT SCHEDULES

                        Year Ended December 31, 1995







              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                          SAN FRANCISCO, CALIFORNIA

FORM 10-K - ITEM 14(a)(1) and (2)

TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements:

     The following consolidated financial statements of Transamerica Finance Corporation and subsidiaries are included in Item 8:

     Consolidated Balance Sheet--December 31, 1995 and 1994

     Consolidated Statement of Income--Years ended December 31, 1995, 1994 and 1993

     Consolidated Statement of Cash Flows--Years ended December 31, 1995, 1994 and 1993

     Consolidated Statement of Stockholder's Equity--Years ended December 31, 1995, 1994 and 1993

     Notes to Financial Statements--December 31, 1995

     Management's Discussion and Analysis of the Results of Operations

     Supplementary Financial Information--Years ended December 31, 1995 and
     1994


     The following consolidated financial statement schedule of Transamerica Finance Corporation and subsidiaries is included in Item 14(d):

     V - Valuation and Qualifying Accounts--Years ended December 31, 1995,
         1994 and 1993

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission pertain to items which do not appear in the financial statements of Transamerica Finance Corporation and subsidiaries or to items which are not significant or to items as to which the required disclosure have been made elsewhere in the financial statements and supplementary notes, and such schedules have therefore been omitted.

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholder and
Board of Directors
Transamerica Finance Corporation


     We have audited the accompanying consolidated balance sheet of Transamerica Finance Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows, and stockholder's equity for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerica Finance Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                    ERNST & YOUNG LLP


San Francisco, California
February 14, 1996

                     TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEET
                       (Amounts in thousands, except for share data)

                                                                         December 31
                                                                      1995          1994
ASSETS
Cash and cash equivalents .....................................   $     2,665   $     7,719
Investments ...................................................       139,056       113,159

Finance receivables, net of unearned finance charges and
    insurance premiums:
  Consumer lending ............................................     4,936,292     4,141,986
  Commercial lending ..........................................     2,871,530     2,772,580
                                                                  ___________   ___________
    Net finance receivables ...................................     7,807,822     6,914,566
  Less allowance for losses ...................................       237,094       203,792
                                                                  ___________   ___________
                                                                    7,570,728     6,710,774
Property and equipment - less accumulated depreciation of
    $882,642 in 1995 and $735,451 in 1994:
  Land, buildings and equipment ...............................        46,079        47,392
  Equipment held for lease ....................................     2,861,982     2,606,578
Advances to Transamerica affiliates ...........................       187,853       259,639
Goodwill, less accumulated amortization of $119,465 in
  1995 and $109,909 in 1994 ...................................       339,906       351,562

Assets held for sale ..........................................       105,090       225,036
Less valuation allowance ......................................         6,037        67,368
                                                                  ___________   ___________
                                                                       99,053       157,668
Other assets ..................................................       858,926       700,313
                                                                  ___________   ___________
                                                                  $12,106,248   $10,954,804
                                                                  ===========   ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Debt:
  Unsubordinated ..............................................   $ 8,747,703   $ 7,730,703
  Subordinated ................................................       942,155       993,555
                                                                  ___________   ___________
    Total debt ................................................     9,689,858     8,724,258

Accounts payable and other liabilities ........................       511,946       541,210
Income taxes payable, of which $139,106 in 1995 and
  $47,696 in 1994 is deferred .................................       189,930       106,995

Stockholder's equity:
  Preferred stock - authorized, 250,000 shares without
    par value; none issued
  Common stock - authorized, 2,500,000 shares of $10 par value;
    issued and outstanding, 1,464,285 shares ..................        14,643        14,643
  Additional paid-in capital ..................................     1,594,637     1,455,717
  Retained earnings ...........................................       103,480       124,347
  Net unrealized gain (loss) from investments marked to
    fair value ................................................         6,624        (3,272)
  Foreign currency translation adjustments ....................        (4,870)       (9,094)
                                                                  ___________   ___________
    Total stockholder's equity ................................     1,714,514     1,582,341
                                                                  ___________   ___________
                                                                  $12,106,248   $10,954,804
                                                                  ===========   ===========


See notes to financial statement

                      TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF INCOME
                                   (Amounts in thousands)

                                                             Years Ended December 31
                                                          1995         1994         1993
REVENUES
Finance charges ....................................   $1,125,022   $  986,433   $  929,464
Leasing revenues ...................................      703,106      620,680      388,327
Servicing fees .....................................                       308          942
Income from affiliates .............................       10,359       17,193       18,021
Other ..............................................       76,613       53,213       55,372
                                                       __________   __________   __________
  Total revenues ...................................    1,915,100    1,677,827    1,392,126

EXPENSES
Interest and debt expense ..........................      625,346      485,643      414,556
Depreciation on equipment held for lease ...........      236,597      197,295      102,538
Salaries and other operating expenses ..............      603,158      582,025      512,652
Provision for losses on receivables ................      111,962       99,071       94,142
Provision for losses on assets held for sale .......      (20,100)                   50,000
                                                       __________   __________   __________
  Total expenses ...................................    1,556,963    1,364,034    1,173,888
                                                       __________   __________   __________
Income before income taxes and extraordinary item ..      358,137      313,793      218,238
Income taxes .......................................      145,493      125,551       95,357
                                                       __________   __________   __________
Income before extraordinary item ...................      212,644      188,242      122,881
Extraordinary loss on early extinguishment of debt,
  net of applicable income tax benefit of $11,447 ..                                (23,084)
                                                       __________   __________   __________
Net income .........................................   $  212,644   $  188,242   $   99,797
                                                       ==========   ==========   ==========

See notes to financial statements


                     TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Amounts in thousands)

                                                            Years Ended December 31
                                                         1995          1994          1993
OPERATING ACTIVITIES
Net income .........................................  $   212,644  $   188,242  $    99,797
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization ....................      265,205      223,044      126,513
  Provision for losses on receivables ..............      111,962       99,071       94,142
  Provision for losses on assets held for sale .....      (20,100)                   50,000
  Amortization of discount on long-term debt .......       22,878       19,292       30,419
  Change in accounts payable and other liabilities .      (27,182)     (25,254)     (75,151)
  Change in income taxes payable ...................      147,662       40,688      (18,747)
  Extraordinary loss on early extinguishment
    of debt ........................................                                 23,084
  Other ............................................       30,308       94,329      138,676
                                                      ___________  ___________  ___________
    Net cash provided by operating activities ......      743,377      639,412      468,733

INVESTING ACTIVITIES
Finance receivables originated .....................  (17,510,658) (15,594,856) (11,756,552)
Finance receivables collected ......................   17,444,556   14,807,548   11,535,766
Purchase of property and equipment .................     (591,686)    (455,353)    (424,187)
Sales of property and equipment ....................       86,524       31,336       55,760
Purchase of investments ............................      (25,513)     (15,375)     (35,953)
Sales or maturities of investments .................       15,130        9,022       23,523
Decrease (increase) in investments in and advances
  to affiliates ....................................       72,858      111,373      (80,772)
Purchase of finance receivables and other assets
  from ITT Consumer Financial Corporation ..........   (1,027,298)
Purchase of the container division assets of
  Tiphook plc ......................................                (1,061,441)
Other ..............................................      (58,834)    (102,807)    (109,831)
                                                      ___________  ___________  ___________
    Net cash used by investing activities ..........   (1,594,921)  (2,270,553)    (792,246)


FINANCING ACTIVITIES
Proceeds from debt financing .......................    8,281,514    7,189,405    5,500,571
Payments of debt ...................................   (7,333,630)  (5,528,050)  (5,112,147)
Capital contributions from parent company ..........      131,000       99,184        3,915
Cash dividends paid ................................     (232,394)    (151,000)    (100,000)
                                                      ___________  ___________  ___________
    Net cash provided by financing activities ......      846,490    1,609,539      292,339
                                                      ___________  ___________  ___________
Decrease in cash and cash equivalents ..............       (5,054)     (21,602)     (31,174)
Cash and cash equivalents at beginning of year .....        7,719       29,321       60,495
                                                      ___________  ___________  ___________
Cash and cash equivalents at end of year ...........  $     2,665  $     7,719  $    29,321
                                                      ===========  ===========  ===========

See notes to financial statements


                                  TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                               (Amounts in thousands)
                                                                                    Net Unrealized
                                                                                      Gain (Loss)         Foreign
                                                       Additional     Retained     From Investments       Currency
                                           Common        Paid-in      Earnings         Marked to        Translation
                                            Stock        Capital      (Deficit)       Fair Value        Adjustments

Balance at January 1, 1993 .............   $14,643     $1,352,618     $ 62,308         $    54            $  (687)
Net income .............................                                99,797
Capital contribution from parent company                    3,915
Dividends declared .....................                               (75,000)
Other changes ..........................                                                   (54)            (7,973)
                                           _______     __________     ________         _______            _______
Balance at December 31, 1993 ...........    14,643      1,356,533       87,105                             (8,660)
Effect of adopting Statement of Finan-
  cial Accounting Standards No. 115 ....                                                 5,581
Net income .............................                               188,242
Capital contribution from parent company                   99,184
Dividends declared .....................                              (151,000)
Other changes ..........................                                                (8,853)              (434)
                                           _______     __________     ________         _______            _______
Balance at December 31, 1994 ...........    14,643      1,455,717      124,347          (3,272)            (9,094)
Net income .............................                               212,644
Capital contribution from parent company                  138,920
Dividends declared .....................                              (233,511)
Other changes ..........................                                                 9,896              4,224
                                           _______     __________     ________         _______            _______
Balance at December 31, 1995 ...........   $14,643     $1,594,637     $103,480         $ 6,624            $(4,870)
                                           =======     ==========     ========         =======            =======

See notes to financial statements


              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS



NOTE A--SIGNIFICANT ACCOUNTING POLICIES

     Transamerica Finance Corporation, the "Company," through its subsidiaries, is principally engaged in consumer lending, commercial lending and leasing operations. The Company is a wholly owned subsidiary of Transamerica Finance Group, Inc., which is a wholly owned subsidiary of Transamerica Corporation. The United States represents the primary market for the services offered by the consumer and commercial lending operations while the leasing business operates in the container shipping business worldwide.

     Consolidation - The consolidated financial statements include the accounts of Transamerica Finance Corporation and its subsidiaries. Certain amounts reported in the consolidated financial statements are based on management estimates. The ultimate resolution of these items may differ from those estimates.

     Cash and Cash Equivalents - Cash and cash equivalents include money market funds and marketable securities with original maturities of three months or less.

     Depreciation and Amortization - Property and equipment, which are stated on the basis of cost, are depreciated by use of the straight-line method over their estimated useful lives. Other intangible assets, principally renewal, referral and other rights incident to businesses acquired, are amortized over estimated future benefit periods ranging from five to 25 years in proportion to acquired gross profits. Goodwill is amortized over periods up to 40 years.

     Foreign Currency Translation - The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable to Canadian and European operations. The accounts of these subsidiaries have been converted at rates of exchange in effect at year end as to balance sheet accounts and at average rates for the year as to operations. The effect of changes in exchange rates in translating foreign subsidiaries' financial statements is accumulated in a separate component of stockholder's equity.

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

     Finance Charges - Finance charges, including loan origination fees, offset by direct loan origination costs, are generally recognized as earned on an effective yield method, except that accrual of finance charges is suspended on accounts that become past due contractually in excess of 29 days for consumer loans or 90 days for commercial loans. At December 31, 1995 and 1994, finance receivables for which the accrual of finance charges was suspended amounted to $323,515,000 and $216,144,000. Charges collected in advance, including renewal charges, on inventory finance receivables are taken into income on a straight-line basis over the periods to which the charges relate.

     Allowance for Losses - The allowance for losses is maintained in an amount sufficient to cover estimated uncollectible receivables. Such estimates are based on percentages of net finance receivables outstanding developed from historical credit loss experience and, if appropriate, provision for deviation from historical averages, supplemented in the case of commercial loans by specific reserves for accounts known to be impaired. The allowance is provided through charges against current income. Accounts are charged against the allowance when they are deemed to be uncollectible. When foreclosure proceedings are begun in the case of a real estate secured consumer loan, the account is moved from finance receivables to other assets and is written down to the fair value of the collateral, less estimated selling costs, if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs and are reclassified to assets held for sale. Additionally, accounts are generally charged against the allowance when no payment has been received for six months for consumer lending and when all avenues for repayment have been exhausted for commercial lending.

     Leasing Revenues - Leasing revenues include income from operating, finance and sales-type leases. Operating lease income is recognized on the straight-line method over the lease term. Finance lease income, represented by the excess of the total lease receivable (reduced by the amount attributable to contract maintenance) over the net cost of the related equipment, is deferred and amortized over the noncancelable term of the lease using an accelerated method which provides a level rate of return on the outstanding lease contract receivable. Profit on sales-type leases, represented by the excess of the total fair value of the equipment over its cost or carrying value, is recognized at the inception of the lease. Unearned income is amortized over the term of the lease in the same manner described above.

     Derivatives - The Company uses derivative financial instruments to hedge some of its interest rate risk. Contracts are designated and accounted for as hedges of certain of the Company's outstanding indebtedness. Gains or losses on terminated hedges are deferred and amortized over the remaining life of the hedged item.

     Income Taxes - Taxable results of each of the Company's operations are included in the consolidated federal and certain state income tax returns filed by Transamerica Corporation, which by the terms of a tax sharing agreement generally requires the Company to accrue and settle income tax obligations as if the individual operations filed separate returns with the applicable taxing authorities. Under the tax sharing agreement, Transamerica Corporation guarantees an unlimited carryforward period for the utilization of federal net operating losses and foreign tax credits. The Company provides deferred income taxes based on enacted rates in effect on the dates temporary differences between the book and tax bases of assets and liabilities reverse.

     New Accounting Standards - In 1995, the Company adopted the Financial Accounting Standards Board's new standard on accounting for impairment of
loans.   The new standard requires that impaired loans be measured based on either the fair value of the loan, if discernible, the present value of expected cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The new standard did not have a material effect on the consolidated financial statements of the Company.

     In March 1995, the Financial Accounting Standards Board issued a new standard on accounting for the impairment of long lived assets and for long
lived assets to be disposed of.   The Company will adopt this new standard in
the first quarter of 1996. The new standard requires that the Company assess whether the carrying amount of an asset is recoverable whenever events or changes in circumstances indicate that a significant change in the value of the asset may have occurred. At adoption this new standard will not have a material effect on the consolidated financial statements of the Company.

     In May 1995, the Financial Accounting Standards Board issued a new standard on accounting for mortgage servicing rights. The Company will adopt this new standard in the first quarter of 1996. The new standard requires that mortgage servicing rights be capitalized when acquired either through the purchase or origination of mortgage loans that are subsequently sold or securitized with the servicing rights retained and when the relative fair values of the loans and the related mortgage servicing rights can be estimated. At adoption this new standard will not have a material effect on the consolidated financial statements of the Company.

     In 1994, the Company adopted the Financial Accounting Standards Board's new standard on accounting for certain investments in debt and equity securities. Beginning in 1994 with the adoption of this standard, all of the Company's investments in debt securities have been classified as available for
sale and reported at fair value.   The effect of this adjustment, net of
federal income taxes, is recorded in a separate component of stockholder's equity. There is no effect on the income statement. Prior to 1994, investments in debt securities were carried at amortized cost.

NOTE B--ACQUISITIONS

     In March 1994, the Company acquired substantially all the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets (collectively the "Container Operations") for $1,061,441,000 in cash. The Company assumed certain specific liabilities of the Container Operations including trade accounts payable. The Company did not assume any borrowings, tax liabilities or contingent liabilities of Tiphook. The acquired fleet of standard containers and tank containers totaled 363,000 units. The acquisition has been accounted for as a purchase and, accordingly, the operations of Tiphook have been included in the Consolidated Statement of Income from the date of acquisition.

     Had the acquisition of the Container Operations been accomplished as of January 1, 1993, revenues for the Company would have been approximately $1,720,000,000 and $1,640,000,000 for the years ended December 31, 1994 and
1993. The pro forma effect on net income would have been immaterial. This information is for illustrative purposes only and is not necessarily indicative of the future results of the operations of the combined company, or of the results of the operations of the combined company that would have actually occurred had the transaction been in effect for the periods presented.


NOTE C--FINANCIAL INSTRUMENTS

Investments

     The cost and fair value of fixed maturities at December 31, 1995 and 1994 were as follows:

                                          Gross        Gross
                                       Unrealized   Unrealized
                              Cost        Gains       Losses     Fair Value

                                       (Amounts in thousands)

December 31, 1995:
Fixed maturities ........   $128,864     $10,233      $   41      $139,056
                            ========     =======      ======      ========

December 31, 1994:
Fixed maturities ........   $118,193     $ 1,253      $6,287      $113,159
                            ========     =======      ======      ========

Finance Receivables

     The carrying amounts and estimated fair values of the finance receivable portfolio at December 31, 1995 and 1994 were as follows:

                                     1995                      1994
                            _______________________   _______________________
                                          Estimated                 Estimated
                             Carrying       Fair       Carrying       Fair
                              Value         Value       Value         Value

                                         (Amounts in thousands)
Fixed rate receivables:
  Consumer ...............  $4,772,226   $5,408,981   $4,024,768   $4,500,191
  Commercial .............     157,306      157,189      125,950      128,659
Variable rate receivables:
  Commercial .............   2,641,196    2,641,196    2,560,056    2,560,056
                            __________   __________   __________   __________
    Total                   $7,570,728   $8,207,366   $6,710,774   $7,188,906
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

     Additional information pertaining to finance receivables outstanding follows:
                                                               Maximum
                                                            Original Term
                                        Receivables          (in months)
                                  _______________________   _____________
                                     1995         1994      1995     1994
                               (Dollar amounts in thousands)
Consumer:
  Consumer instalment loans:
    Real estate secured .......   $4,212,704   $3,522,966     180     180
    Other .....................      853,647      758,798      60      60
  Other finance receivables ...       84,447       58,197      36      36
                                  __________   __________
                                   5,150,798    4,339,961
  Less unearned finance charges
    and insurance premiums ....      214,506      197,975
                                  __________   __________
  Net finance receivables .....    4,936,292    4,141,986
                                  __________   __________

Commercial:
  Inventory finance ...........    2,242,238    2,078,519      12      12
  Business credit .............      680,771      654,966      84      60
                                  __________   __________
    Core businesses ...........    2,923,009    2,733,485
  Other .......................        6,893       75,262
                                  __________   __________
                                   2,929,902    2,808,747
  Less unearned finance charges       58,372       36,167
                                  __________   __________
  Net finance receivables .....    2,871,530    2,772,580
                                  __________   __________
    Total net finance
      receivables .............   $7,807,822   $6,914,566
                                  ==========   ==========


     Contractual maturities of finance receivables outstanding, before deduction of unearned finance charges and insurance premiums, at December 31, 1995 are:
                    Consumer     %      Commercial   %        Total       %

                               (Dollar amounts in thousands)

1996 ..........   $1,171,280    22.7%   $2,444,644  83.4%   $3,615,924   44.7%
1997 ..........      786,252    15.3       244,635   8.3     1,030,887   12.8
1998 ..........      604,671    11.7       175,216   6.0       779,887    9.7
1999 ..........      461,833     9.0        29,090   1.0       490,923    6.1
2000 ..........      298,458     5.8        19,480   0.7       317,938    3.9
Thereafter ....    1,828,304    35.5        16,837   0.6     1,845,141   22.8
                  __________   ______   __________ ______   __________  ______
  Total .......   $5,150,798   100.0%   $2,929,902 100.0%   $8,080,700  100.0%
                  ==========   ======   ========== ======   ==========  ======

     Experience of the Company has shown that a substantial portion of the consumer finance receivables will be renewed or prepaid many months prior to contractual maturity dates. Accordingly, the above schedule should not be regarded as a forecast of future cash collections. For 1995 and 1994, the ratio for consumer finance receivables of principal cash collections (excluding balances refinanced) to average net finance receivables was 24% and 28%.

     The commercial lending operation's business credit unit provides revolving lines of credit, letters of credit and standby letters of credit. At December 31, 1995 and 1994, borrowers' unused credit available under such arrangements totaled $511,386,000 and $535,214,000.

Concentration of Risk

     The Company's consumer and commercial lending operations engage in the extension of credit to homeowners, electronics and appliance dealers, retail recreational products dealers, computer stores and others. The risk associated with this credit is subject to economic, competitive and other influences. While a substantial portion of the risk is diversified, certain operations are concentrated in one industry or geographic area.

     The Company's consumer finance receivables at December 31, 1995 included $4,036,828, net of unearned finance charges and insurance premiums, of real estate secured loans, principally first and second mortgages secured by residential properties, of which approximately 37% were located in California. The commercial finance receivables portfolio represents lending arrangements with over 25,000 customers. At December 31, 1995, the portfolio included 12 customers with individual balances in excess of $15,000,000. These accounts represented 10% of total commercial net finance receivables outstanding at December 31, 1995.

Notes and Loans Payable
                                                         At December 31,
                                                      _____________________
                                                        1995         1994
                                                      (Amounts in thousands)

Short-term debt and current portion of
  long-term debt:
    Commercial paper and master note obligations ... $4,230,843 $3,989,211 Bank loans and current portion of
      long-term debt ...............................     847,011   1,070,434
                                                      __________  __________
                                                       5,077,854   5,059,645
    Less classified as long-term debt
      under non cancelable long-term
      credit agreement .............................   4,334,550   3,480,500
                                                      __________  __________
      Total short-term debt ........................     743,304   1,579,145

Long-term debt due subsequent to one year:
    Short-term debt supported by noncancelable
      credit agreements ............................   4,334,550   3,480,500
    5.24% to 9.41% notes and debentures due 1997
      to 2010 ......................................   3,603,754   2,477,282
    Zero to 6.50% notes and debentures due 2007 to
      2012 issued at a discount to yield 13.80% to
      13.88%; with benefits from deferred taxes,
      effective cost of 8.79% to 12.35%; maturity
      value of $582,760,000.........................     161,976     154,176
    Subordinated notes and debentures 5.57% to
      9.95% notes due 1997 to 2003 .................     784,580     841,155
                                                      __________  __________
      Total long-term debt due subsequent to
          one year .................................   8,884,860   6,953,113

Demand loans due Transamerica Corporation
  at various interest rates ........................      61,694     192,000
                                                       _________   _________

      Total debt ...................................  $9,689,858  $8,724,258
                                                      ==========  ==========


     The weighted average interest rate on short-term borrowings at December 31, 1995 and 1994 was 5.80%.

     Long-term debt outstanding at December 31, 1995 matures as follows:


                    Unsubordinated    Subordinated       Total

                              (Amounts in thousands)

1996 ............     $  585,729        $157,575      $  743,304
1997 ............        989,714         102,100       1,091,814
1998 ............        824,352         250,480       1,074,832
1999 ............        612,440         202,000         814,440
2000 ............        447,062         167,500         614,562
Thereafter ......        892,162          62,500         954,662
                      __________        ________      __________
  Total (1) .....     $4,351,459        $942,155      $5,293,614
                      ==========        ========      ==========

(1) Includes the accreted values at December 31, 1995 on original issue discount debt and not the amount due at maturity.

                              _________________

     Short-term borrowings before reclassification to long-term debt, are primarily in the form of commercial paper notes issued by the Company. Such commercial paper is continuously offered, with maturities not exceeding 270 days in the U.S. and 365 days in Canada, at prevailing rates for major finance companies. Additionally, bank loans are another source of short-term borrowings. At December 31, 1995, $866,109,000 of uncommitted bank credit lines were available to the Company, $75,000,000 of which were also available to Transamerica Corporation. At December 31, 1995, all borrowings under these lines were made by the Company and amounted to $298,636,000. The cost of short-term borrowings is directly related to prevailing rates of interest in the money market; such rates are subject to fluctuation.

     In support of the short-term debt classified as long-term debt at December 31, 1995, Transamerica Finance Corporation and its ultimate parent, Transamerica Corporation, share credit agreements with various banks and had the ability to borrow up to $5,200,000,000 with interest at variable rates. There were no borrowings outstanding under these credit lines at December 31, 1995. These credit agreements, which expire through 2000, require a fee on the commitment.

     Interest rates on borrowings during the years indicated were as follows:

                                          Years Ended December 31,
                                          ________________________
                                           1995    1994    1993
     Weighted average annual interest
       rate during year:(1)
     Short-term borrowings ........        6.05%   4.41%   3.41%
     Long-term borrowings .........        7.36%   7.69%   8.24
                                           _____   _____   _____
       Total borrowings ...........        6.78%   6.05%   6.00%
                                           =====   =====   =====

_______
     (1) Excludes the cost of maintaining credit lines and the effect of interest rates on borrowings denominated in foreign currencies.
                              _________________


     Interest payments, net of amounts received from interest rate exchange agreements, totaled $616,462,000 in 1995, $561,874,000 in 1994, and
$513,541,000 in 1993.

     At December 31, 1995 and 1994 the estimated fair value of debt, using rates currently available for debt with similar terms and maturities, was $10,114,000,000 and $8,644,000,000.

Derivatives

     The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from the Company's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specified periods. In the normal course of its operations, the Company hedges some of its interest rate risk with derivative financial instruments. These derivatives comprise primarily interest rate swap agreements. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to any leveraged derivative contracts.

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

     At December 31, 1995 and 1994, contracts designated as hedges of outstanding indebtedness comprise:

                                             ------------ 1995 -------------    ------------ 1994 ------------
                                                         Weighted   Weighted               Weighted   Weighted
                                                         Average    Average                Average    Average
                                                          Fixed     Floating                Fixed     Floating
                                             Notional   Interest    Interest    Notional   Interest   Interest
                                              Amount      Rate        Rate       Amount      Rate       Rate
                                                               (Dollars amounts in thousands)
<S)
Interest rate swap agreements - the
    Company pays:
  Floating rate interest expense, receives
    fixed rate interest income ............   $ 45,000     7.1%       6.0%      $103,000      7.7%       7.0%
                                              ========     ====       ====      ========      ====       ====
  Fixed rate interest expense, receives
    floating rate interest income .........   $473,900     6.7%       5.7%      $540,100      6.6%       5.9%
                                              ========     ====       ====      ========      ====       ====
  Floating rate interest expense based on
    one index (5.9%) and receives floating
    rate interest income based on another
    index (5.8%) ..........................   $101,000                          $101,000
                                              ========                          ========
  Cross currency swaps and foreign interest
    rate swaps ............................   $144,450
                                              ========


     The net present value of these interest rate swap agreements offsets changes in the fair value of the hedged indebtedness, which are also carried at amortized cost. The fair value of the liability hedges at December 31, 1995 and December 31, 1994 were gross obligations to counterparties of $21,134,000 and $2,850,000 and gross benefits of $1,720,000 and $13,495,000, resulting in a net obligation to counterparties of $19,414,000 at December 31, 1995 and a net benefit from counterparties of $10,645,000 at December 31, 1994.

     While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At December 31, 1995, the interest rate swap agreements are with financial institutions rated A or better by one or more of the major credit rating agencies.

NOTE D--ALLOWANCE FOR LOSSES

     Changes in the allowance for losses on finance receivables are:

                                          Consumer    Commercial      Total

                                                (Amounts in thousands)

Balance at January 1, 1993 ..........     $101,195     $ 87,169     $188,364
Provision charged to income .........       62,349       31,793       94,142
Receivables charged off .............      (62,524)     (51,832)    (114,356)
Recoveries ..........................        1,871        9,122       10,993
Other ...............................          422         (173)         249
                                          ________     ________     ________
Balance at December 31, 1993 ........      103,313       76,079      179,392
Provision charged to income .........       80,406       18,665       99,071
Receivables charged off .............      (74,870)     (17,038)     (91,908)
Recoveries ..........................        2,375        8,387       10,762
Other ...............................        5,994          481        6,475
                                          ________     ________     ________
Balance at December 31, 1994 ........      117,218       86,574      203,792
Provision charged to income .........       97,835       14,127      111,962
Receivables charged off .............     (106,579)     (16,472)    (123,051)
Recoveries ..........................        2,773        7,634       10,407
Increase in connection with
  purchase of receivables ...........       52,856                    52,856
Other ...............................          (37)     (18,835)     (18,872)
                                          ________     ________     ________
Balance at December 31, 1995 ........     $164,066     $ 73,028     $237,094
                                          ========     ========     ========

NOTE E--ASSETS HELD FOR SALE

                                                 1995       1994
                                              (Amounts in thousands)
Consumer:
  Repossessed residential properties ......    $ 91,658   $145,633
  Other repossessed assets ................       2,950      3,409
                                               ________   ________
                                                 94,608    149,042
  Less valuation allowance ................                  2,282
                                               ________   ________
                                                 94,608    146,760

Commercial:
  Rent-to-own finance receivables .........       5,595     72,381
  Other repossessed assets ................       4,887      3,613
                                               ________   ________
                                                 10,482     75,994
  Less valuation allowance ................       6,037     65,086
                                               ________   ________
                                                  4,445     10,908
                                               ________   ________
    Total .................................    $ 99,053   $157,668
                                               ========   ========


     In 1994, the commercial lending operation sold its U.S. and Canadian repossessed rent-to-own stores with a net carrying value of $17,666,000 for $22,939,000. The transaction resulted in a $5,273,000 ($3,980,000 after tax)
gain. In 1995, the commercial lending operation liquidated and sold $56,858,000 of the assets of its Puerto Rican operations and sold substantially all of its rent-to-own finance receivables. Due to the favorable terms on disposition of assets held for sale (principally operations in Puerto Rico) in 1995, the company reversed $20,100,000 ($12,200,000 after tax) of excess valuation allowance.


NOTE F--DIVIDEND AND OTHER RESTRICTIONS

     Under certain circumstances, the provisions of loan agreements and statutory requirements place limitations on the amount of funds which can be remitted by the Company to its parent company. Consolidated equity is restricted by the provisions of debt agreements. At December 31, 1995, $92,034,000 was available for dividends.

NOTE G--INCOME TAXES

     The provision for income taxes comprises:
                                                  1995       1994      1993
                                                    (Amounts in thousands)
Current taxes:
  Federal ................................      $ 58,316   $ 71,514   $41,617
  State ..................................        10,371     18,023    15,354
  Foreign ................................                    6,529        88
                                                ________   ________   _______
                                                  68,687     96,066    57,059

Deferred taxes:
  Federal ................................        62,052     31,544    32,461
  State ..................................        11,749      1,859     5,034
  Foreign ................................         3,005     (3,918)      803
                                                ________   ________   _______
                                                  76,806     29,485    38,298
                                                ________   ________   _______
    Total income taxes ...................      $145,493   $125,551   $95,357
                                                ========   ========   =======


     The difference between federal income taxes computed at the statutory rate and the total provision for income taxes is:

                                                  1995       1994      1993
                                                    (Amounts in thousands)

Federal income taxes at statutory rate ... $125,348 $109,828 $76,383 State income taxes, net of federal income
  tax benefit ............................        14,379     12,978    13,913
Book and tax basis difference of assets
  acquired ...............................         4,107      4,053     2,999
Other ....................................         1,659     (1,308)    2,062
                                                ________   ________   _______
  Total income taxes .....................      $145,493   $125,551   $95,357
                                                ========   ========   =======

     Deferred tax liabilities (assets) are comprised of the following at December 31:
                                                  1995       1994
                                                (Amounts in thousands)

Accelerated depreciation ....................   $441,658   $319,949
Discount amortization on notes and loans
  payable ...................................     68,721     65,790
Direct finance and sales type leases ........     23,244     21,942
Other .......................................     28,440     36,384
                                                ________   ________
  Gross deferred tax liabilities ............    562,063    444,065


Allowance for losses ........................    (74,119)  (121,273)
Net operating loss and foreign tax credit
  carryforwards .............................   (296,657)  (244,817)
Other .......................................    (52,181)   (30,279)
                                                ________   ________
  Gross deferred tax assets .................   (422,957)  (396,369)
                                                ________   ________
  Net deferred tax liability ................   $139,106   $ 47,696
                                                ========   ========



     Income tax payments, net of refunds, totaled $65,121,000 in 1995, $87,098,000 in 1994 and $77,089,000 in 1993.

NOTE H--PENSION AND STOCK SAVINGS PLANS AND OTHER POST EMPLOYMENT BENEFITS

     The Company participates in the Retirement Plan for Salaried Employees of Transamerica Corporation and Affiliates (the pension plan). The Company also participates in various programs sponsored by Transamerica Corporation that provide medical and certain other benefits to eligible retirees. The pension plan is a noncontributory defined benefit plan covering substantially all employees. Pension benefits are based on the employee's compensation during the highest paid 60 consecutive months during the 120 months before retirement. Pension costs are allocated to the Company based on the number of participants. The Company also participates in the Transamerica Corporation Employee Stock Savings Plan (the 401(k) plan). The 401(k) plan is a contributory defined contribution plan covering eligible employees who elect to participate. The Company's total costs for both the pension plan and the 401(k) plan were $6,329,000 in 1995, $9,447,000 in 1994 and $9,163,000 in
1993.

NOTE I--COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries have noncancelable lease agreements expiring mainly through 1999. These agreements are principally operating leases for facilities used in the Company's operations. Total rental expense amounted to $43,345,000 in 1995, $67,193,000 in 1994 and $54,799,000 in 1993.

     Contingent liabilities arising from litigation, income taxes and other matters are not expected to have a material effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

NOTE J--BUSINESS SEGMENT INFORMATION

     Business segment information is:

                                               Revenues                            Operating Profit (1)
                                 ____________________________________    ____________________________________
                                    1995         1994         1993          1995         1994         1993
                                                              (Amounts in thousands)

Consumer lending ..............  $  782,521   $  688,608   $  651,218    $ 133,999    $  148,461   $  157,435
Commercial lending ............     393,778      350,639      333,297      106,470        62,924      (31,074)
Leasing .......................     733,873      637,904      407,774      119,674       101,890       91,470
Other (2) .....................       4,928          676         (163)      (2,006)          518          407
                                 __________   __________   __________    __________   __________   __________
                                 $1,915,100   $1,677,827   $1,392,126      358,137       313,793      218,238
                                 ==========   ==========   ==========
Income taxes .........................................................    (145,493)     (125,551)     (95,357)
                                                                         __________   __________   __________
Income before extraordinary item .....................................   $ 212,644    $  188,242   $  122,881
                                                                         ==========   ==========   ==========

                                               Assets                                Liabilities
                               ______________________________________    ____________________________________
                                   1995          1994         1993          1995         1994         1993
                                                              (Amounts in thousands)
Consumer lending ............  $ 5,308,281   $ 4,478,101   $3,985,720    $ 4,646,198  $3,930,693   $3,511,823
Commercial lending ..........    3,247,368     3,324,967    3,461,316      2,631,173   2,695,733    2,836,763
Leasing .....................    3,477,797     3,184,195    1,696,983      3,055,952   2,786,654    1,417,965
Other(2).....................       72,802       (32,459)    (112,649)        58,411     (40,617)    (184,802)
                               ___________   ___________   __________    ___________  __________   __________
  Total .....................  $12,106,248   $10,954,804   $9,031,370    $10,391,734  $9,372,463   $7,581,749
                               ===========   ===========   ==========    ===========  ==========   ==========

(1)  For income by segment as used for management purposes, see table included with Management's Discussion and
     Analysis.
(2)  Includes intercompany eliminations





                                         Additions, at Cost,
                                       to Property & Equipment                   Depreciation Expense
                                 ____________________________________     ____________________________________
                                 1995            1994         1993          1995         1994         1993
                                                   (Amounts in thousands)
Consumer lending ............    $    8,748   $    4,168   $    6,169    $    4,405   $    3,933   $    3,525
Commercial lending ..........         5,384        4,872        6,992         5,054        5,732        5,396
Leasing .....................       577,554    1,525,344      411,026       244,098      201,722      105,852
Other .......................                                                                              82
                                 __________   __________   __________     __________  __________   __________
  Total .....................    $  591,686   $1,534,384   $  424,187    $  253,557   $  211,387   $  114,855
                                 ==========   ==========   ==========     ==========  ==========   ==========


     Revenues of the domestic leasing operation derived from foreign customers were $476,358,000 in 1995, $440,246,000 in 1994 and $210,301,000 in 1993, of
which European customers accounted for 41%, 48%, and 41%. Revenues of foreign-domiciled leasing operations were less than 8% of the consolidated total in each of the three years for the period ended December 31, 1995.

NOTE K--TRANSACTIONS WITH AFFILIATES

     On November 1, 1990, the Company sold without recourse a pool of real estate secured receivables to Transamerica Financial Services Finance Co. (TFSFC) for cash of $547,655,000, plus interest of $9,661,000 to the closing date of December 17, 1990. The purchase price, which represented the fair
value of the receivables sold, was based on an independent appraisal.   For
financial reporting purposes, the intercompany gain on this sale was deferred and was amortized to income as a component of the Company's equity in the distributable earnings of TFSFC. TFSFC subsequently securitized and sold to outside investors a $430,000,000 participation interest in the receivable pool. The Company serviced these receivables for a fee. In 1994, the Company repurchased the remaining serviced receivables and the operations of TFSFC ceased.

     Advances to Transamerica affiliates consist of unsecured receivables at December 31:

                                                       1995       1994
                                                    (Amounts in thousands)

Transamerica Insurance Finance Corporation .......   $120,565   $225,694
Transamerica HomeFirst, Inc. .....................     51,039     33,945
Transamerica Finance Group, Inc. .................     16,249
                                                     ________   ________
    Total ........................................   $187,853   $259,639
                                                     ========   ========

     The receivables from Transamerica Insurance Finance Corporation and Transamerica HomeFirst, Inc. are payable on demand and bear interest at a rate that varies based on the Company's average cost of borrowings. The weighted average interest rate was 6.61% in 1995, 4.98% in 1994 and 4.21% in 1993. The receivable from Transamerica Finance Group is non interest bearing. Under the terms of certain debt agreements, the Company may maintain investments in and advances to affiliates up to $914,514,000 at December 31, 1995.

     Income from affiliates comprises the following for the years ended December 31:
                                              1995      1994      1993
                                               (Amounts in thousands)

Interest income .........................   $10,359   $11,085   $11,572
Servicing fees ..........................                 585       833
Amortization of deferred gain and equity
  in earnings of TFSFC ..................               5,523     5,616
                                            _______   _______   _______
    Total ...............................   $10,359   $17,193   $18,021
                                            =======   =======   =======

              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
                                OF OPERATIONS


     Transamerica Finance Corporation includes Transamerica's consumer lending, commercial lending (excluding insurance premium finance) and leasing operations and provides funding for these operations. The principal assets of Transamerica Finance Corporation comprise finance receivables and equipment held for lease totaling $10,432,710,000 at December 31, 1995 and $9,317,352,000 at December 31, 1994. Transamerica Finance Corporation's total notes and loans payable were $9,689,858,000 at December 31, 1995 and $8,724,258,000 at December 31, 1994. Variable rate debt was $4,836,038,000 at
December 31, 1995 compared to $4,279,886,000 at the end of 1994. The ratio of debt to tangible equity was 7.0:1 at December 31, 1995 and 7.1:1 at December 31, 1994.

     Transamerica Finance Corporation offers publicly, from time to time, senior or subordinated debt securities. Public debt issued totaled $832,000,000 in 1995, $1,516,000,000 in 1994 and $407,000,000 in 1993. Under
a shelf registration statement filed in April 1995 with the Securities and Exchange Commission, the company may offer up to $3,000,000,000 of senior or subordinated debt securities (which may include medium-term notes) with varying terms, of which $2,600,000,000 had not been issued at December 31, 1995.

     Liquidity is a characteristic of these operations since the majority of the assets consists of finance receivables. Principal cash collections of finance receivables totaled $17,444,556,000 during 1995, $14,807,548,000 during 1994 and $11,535,766,000 during 1993.

     The following table sets forth revenues and income from operations by line of business for the periods indicated:

                                                                             Income (loss) before
                                           Revenues                           Extraordinary Item
                              _____________________________________    ____________________________________
                                 1995         1994         1993           1995         1994         1993
                                                          (Amounts in thousands)
Consumer lending ..........   $  782,521   $  688,608    $  651,218     $ 80,504    $ 89,765      $ 91,742
Commercial lending ........      393,778      350,639       333,297       69,912      46,276       (12,775)
Leasing ...................      733,873      637,904       407,774       75,071      63,552        53,641
Other .....................        4,928          676          (163)      (1,186)        306         1,931
Amortization of goodwill ..                                              (11,657)    (11,657)      (11,658)
                              __________   __________    __________     ________    ________      ________

  Total ...................   $1,915,100   $1,677,827    $1,392,126     $212,644    $188,242      $122,881
                              ==========   ==========    ==========     ========    ========      ========

     The following discussion should be read in conjunction with the information presented under Item 1, Business.

Consumer Lending

     On March 31, 1995, the consumer lending operation purchased for $1,027,300,000 in cash substantially all the assets and assumed certain liabilities of the home equity business of ITT Consumer Financial Corporation
(ITT). The purchase price was allocated as follows: net consumer finance receivables of $966,427,000, which were all real estate secured, of which 14% was located in California; allowance for losses of $52,673,000; assets held for sale of $26,751,000; customer renewal rights of $97,793,000; and assumed liabilities of $11,000,000. The consumer lending operation did not assume any borrowings, tax liabilities or contingent liabilities of ITT.

     Consumer lending income from operations for 1995 decreased $9,261,000 (10%) from 1994. The decrease resulted from higher operating and interest expenses and an increased provision for losses on receivables that more than offset increased revenues. Additionally, the 1995 decrease includes a fourth quarter charge of $12,000,000 after tax which resulted from consolidating and accelerating California branch foreclosure activity and disposing of certain repossessed real estate in California.

     Consumer lending income from operations in 1994 decreased $1,977,000 (2%) from 1993. Excluding a $5,269,000 benefit ($3,088,000 after tax) recorded in 1993 from the reversal of reserves related to a 1990 securitization and sale of real estate secured receivables, income for 1994 increased $1,111,000
(1%). The increase resulted from higher revenues, offset in part by increased operating and interest expenses and an increased provision for losses on receivables.

     Revenues increased $93,913,000 (14%) in 1995 and $37,390,000 (6%) in
1994. The 1995 increase was mainly due to higher interest income resulting from the effects of the ITT acquisition, which more than offset the effects of lower fee income. The 1994 increase was mainly due to increased finance charges resulting from higher average finance receivables outstanding and higher fee income. In 1994, in response to increased competition, principally in California, the company introduced lower interest rates which were not continued into 1995. The lower rates produced a higher level of customer renewals and related fee income in 1994 over 1995 and 1993 but a lower level of interest income in 1995.

      Interest expense increased $67,082,000 (27%) in 1995 and $8,454,000 (3%)
in 1994 primarily as a result of the higher levels of finance receivables outstanding and an increase in short-term interest rates.

     The provision for losses on receivables increased $17,429,000 (22%) in 1995 and $18,057,000 (29%) in 1994 due to increases in credit losses, and in 1994, increased growth in net finance receivables over 1993. Credit losses, net of recoveries, as a percentage of average consumer finance receivables outstanding, net of unearned finance charges, were 2.15% for 1995 compared to 1.90% for 1994 and 1.67% for 1993. The 1995 and 1994 increases resulted from the effects of higher credit losses. Credit losses (net of recoveries) increased $31,311,000 (43%) in 1995 and $11,842,000 in 1994 (20%). Growth in
the non real estate portfolio, which tends to have a higher ratio of net credit losses than the real estate secured portfolio, as well as continued sluggishness in the California economy and a continued weak California real estate market contributed to increased credit losses in both 1995 and 1994. The consolidation and acceleration of California branch foreclosure activity also contributed to the 1995 increase in net credit losses as did the recognition of credit losses anticipated in connection with the ITT acquisition. Because future credit losses may be impacted by factors such as economic conditions and the state of the real estate market, particularly in California, the extent and timing of any change in the recent trend remains uncertain.

     Operating expenses increased $23,864,000 (11%) in 1995 primarily due to amortization of customer renewal rights associated with the ITT acquisition and an increase in losses on disposition of repossessed real property in California. Operating expenses for 1994 increased $19,853,000 (11%). Excluding the $5,269,000 reserve reversal recorded in 1993, operating expenses in 1994 increased $14,584,000 (8%). The increase was mainly due to the higher level of finance receivables outstanding, an increase in the average number of branches during 1994 and costs of developing new loan information systems to handle additional loan products.

     Consumer lending receivables grew 19% in 1995 due to the portfolio purchased from ITT. Excluding the loans acquired from ITT, receivables declined by $16,034,000 (less than 1%) in 1995. During 1994 and 1993 the company acquired $124,855,000 and $22,691,000 of receivables in bulk purchase transactions. Including these acquisitions, the portfolio increased $491,463,000 (13%) in 1994 and $71,180,000 (2%) in 1993.

     Net consumer finance receivables at December 31, 1995 and 1994 included $4,036,828,000 and $3,349,235,000 of real estate secured loans, principally first and second mortgages secured by residential properties, of which approximately 37% and 45% were located in California. Real estate loans originated in 1995 were $1,074,215,000 compared to $1,708,806,000 in 1994, due to a decline in renewal volume (which was caused in part by a return to higher rates in early 1995) and increased competition. The non-real estate loan portfolio has grown 13% since December 31, 1994, reflecting management's strategy to pursue growth in that area.

     Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $143,632,000 (2.79% of finance receivables outstanding) at December 31, 1995 compared to $90,232,000 (2.08% of finance receivables outstanding) at December 31, 1994. Approximately two-thirds of the $53,400,000 increase in delinquency during 1995 was attributable to real estate secured receivables, of which approximately one-half was due to the ITT portfolio acquisition which included the purchase of delinquent receivables at a discount, with the remainder relating to non real estate products which tend to have higher delinquency ratios than real estate secured receivables. Management has established an allowance for losses equal to 3.32% of net consumer finance receivables outstanding at December 31, 1995 compared to 2.83% at December 31, 1994; the increase in the percentage is due to the acquisition of the ITT portfolio which had a higher ratio of allowance for losses to net consumer finance receivables outstanding.

     When foreclosure proceedings begin on an account secured with real estate, the account is moved from finance receivables to other assets and is written down to the estimated realizable value of the collateral if less than the account balance. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $207,323,000 at December 31, 1995, of which 69% pertained to California, compared to $226,119,000 at December 31, 1994, of which 79% pertained to California.

Because future improvements may be impacted by factors such as economic conditions and the state of the real estate market, particularly in California, the extent and timing of any change in the trend of foreclosures and repossessed assets remain uncertain.

Commercial Lending

     Income from operations increased $23,636,000 (51%) in 1995 and $59,051,000 in 1994. Operating results for 1995 included a $12,200,000 after tax benefit from the reversal of a valuation allowance no longer required following the sale of assets held for sale (principally in Puerto Rico), and a $4,800,000 after tax gain from the sale of a portfolio of consumer rediscount loans. Results for 1994 included a $5,450,000 after tax charge for the relocation of the corporate home office, and a $3,980,000 after tax gain from the sale of the repossessed rent-to-own stores. Results for 1993 included:
(i) a $35,960,000 after tax provision to reduce the net carrying value of repossessed rent-to-own stores to their estimated realizable value; (ii) an $8,799,000 after tax charge for the restructuring of the commercial lending unit's infrastructure; (iii) a $4,224,000 after tax provision for anticipated legal and other costs associated with the runoff of the liquidating portfolio;
(iv) a $4,224,000 tax benefit from the resolution of prior years' tax matters; and (v) a tax benefit of $1,455,000 from the revaluation of the January 1, 1993 deferred tax liability for the effect of the one percent federal tax increase.

     Excluding the items discussed above, commercial lending income from operations increased $5,166,000 (11%) in 1995 and $17,217,000 (56%) in 1994.
The increases resulted from increased margins, reduced operating expenses and a lower provision for losses. Margins improved as a result of a greater spread between the indices at which the commercial lending operation loaned to customers and the indices at which funds were borrowed.

     Revenues in 1995 increased $43,139,000 (12%) due to a higher average portfolio yield attributable to higher interest rates. Revenues in 1994 increased $17,342,000 (5%) as a result of increased average net receivables in the core businesses and a higher average portfolio yield attributable to rising interest rates.

     Interest expense increased $29,724,000 (25%) in 1995 and $9,616,000 (9%)
in 1994 due to a higher average interest rate on borrowings.

     Operating expenses declined $5,493,000 (4%) in 1995 and $23,143,000
(14%) in 1994.  Expenses in 1994 included an $8,967,000 ($5,450,000 after tax)
charge for the relocation of the corporate home office partially offset by the $5,273,000 ($3,980,000 after tax) gain on the sale of the repossessed rent-to-own stores. Operating expenses in 1993 include the previously described restructuring charge and provision for anticipated legal and other costs associated with the runoff of the liquidating portfolios aggregating $21,500,000 ($13,023,000 after tax). Excluding these items in both years, operating expenses decreased $1,799,000 (1%) in 1995 and $5,337,000 (4%) in 1994 mainly as a result of reduced expenses incurred in the management of the liquidating receivables portfolio and receivables included in assets held for sale which were disposed of in 1995.

     The provision for losses on receivables declined 4,538,000 (24%) in 1995 principally due to charges in 1994 related to the consumer rediscount loan portfolio which was sold in 1995 and lower losses during 1995 in the liquidating portfolio. The provision for losses on receivables in 1994 was $13,128,000 (41%) less than in 1993 due to lower credit losses and lower delinquent and nonearning receivables. Credit losses, net of recoveries, as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.32% in 1995, 0.32% in 1994 and 1.64% in 1993.

     Net commercial finance receivables outstanding at December 31, 1995 increased $98,950,000 (4%) from December 31, 1994. The higher net receivables reflect receivables growth in inventory finance and equipment finance and leasing operations. The equipment finance and leasing operation began operations during 1995 and provides collateralized equipment lending. These increases were offset in part by the 1995 sale of the consumer rediscount loan portfolio comprising $118,000,000 of net outstanding receivables and the liquidation and sale of $51,283,000 in net receivables outstanding resulting from the decision to exit its operations in Puerto Rico. Management has established an allowance for losses equal to 2.54% of net commercial finance receivables outstanding as of December 31, 1995 compared to 3.12% at December 31, 1994. This decrease is primarily the result of selling the Puerto Rico receivables, which had a larger reserve requirement.

     Delinquent receivables, which are defined as the instalment balance for inventory finance and asset based lending receivables and the receivable balance for all other receivables over 60 days past due, were $8,176,000 (0.28% of receivables outstanding) at December 31, 1995 compared to $17,736,000 (0.63% of receivables outstanding) at December 31, 1994.

     Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful, were $15,465,000 (0.53% of receivables outstanding) at December 31, 1995 compared to $21,872,000 (0.78% of receivables outstanding) at December 31, 1994. The decline in both delinquent and nonearning receivables was primarily due to the sale of the Puerto Rico receivables.

     Assets held for sale as of December 31, 1995 totaled $4,445,000, net of a $6,037,000 valuation allowance, and consisted of rent-to-own receivables of $5,595,000 and other assets of $4,887,000. In 1995 the commercial lending operation sold substantially all of its rent-to-own receivables. Assets held for sale at December 31, 1994 totaled $10,908,000, net of a $65,086,000 valuation allowance, and consisted of rent-to-own finance receivables of $72,381,000 and other assets of $3,613,000. Of the finance receivables held for sale at December 31, 1995, none was classified as delinquent or nonearning compared to $24,495,000 classified as both delinquent and nonearning at December 31, 1994.

Leasing

     The leasing operation has grown substantially since 1993 largely due to the March 1994 acquisition of substantially all the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets for $1,061,441,000 in cash. The acquired fleet of standard containers and tank containers totaled 363,000 units which by December 31, 1994 were integrated into the leasing operation. The transaction has been accounted for as a purchase and the revenues and expenses associated with operating the assets acquired have been included in the results of the leasing operation from the date of acquisition. This acquisition is the primary reason revenues and expenses increased by more than 50% in 1994.

     Leasing income from operations for 1995 increased $11,519,000 (18%) mainly due to higher utilization and increased fleet size in the standard, refrigerated and tank container fleet lines, as well as an increase in the European trailer fleet. A 1995 increase in sales of used equipment resulted in additional gains of $7,170,000 after tax. Earnings in 1995 also benefited from a $2,250,000 after tax favorable depreciation adjustment resulting from the final settlement of the Tiphook purchase price and a $1,791,000 resolution of an outstanding state tax issue. Partially offsetting these increases were lower earnings in the rail trailer business which experienced a downturn in utilization resulting from decreased U.S. intermodal loadings.

     Leasing income from operations for 1994 increased $9,911,000 (18%). Included in the 1993 results was a $4,320,000 additional tax provision from the revaluation of the January 1, 1993 deferred tax liability. Excluding the effect of this adjustment, leasing income increased $5,591,000 (10%) in 1994. The increase was primarily due to a larger fleet size, more on-hire rail trailer and chassis units and an increased finance lease portfolio, partially offset by lower utilization and rates in the standard container line.

     Revenues for 1995 increased $95,969,000 (15%). The increase was due to additional on-hire standard, tank and refrigerated containers, chassis and European trailers. Revenues also increased due to a larger standard and tank container fleet, resulting from the acquisition of the container division assets of Tiphook. Partially offsetting these increases were lower revenues in the rail trailer business resulting from fewer units-on-hire.

     Revenues for 1994 increased $230,130,000 (56%). The increase was due primarily to the acquisition of the container division assets of Tiphook. Revenue increases were also generated by a larger fleet of new standard and refrigerated containers, more on-hire rail trailer and chassis units and a larger finance lease portfolio.

     Expenses increased $78,185,000 (15%) in 1995 mainly due to higher depreciation expense, interest expense and operating costs associated with larger standard, tank and refrigerated container, chassis and European trailer fleets.

     Expenses increased $219,710,000 (70%) in 1994 mainly due to higher depreciation expense, interest expense and operating costs related to the acquisition of the container division assets of Tiphook.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 85% in 1995, 81% in 1994, and 83% in 1993. Rail trailer utilization was 77% in 1995, 92% in 1994, and 91% in 1993. European trailer utilization was 95% in 1995, 96% in 1994, and 89% in 1993. Utilization of the company's fleet is dependent upon world wide economic conditions, market pressures and industry fleet size.

     The company's standard container, refrigerated container, domestic container, tank container and chassis fleet of 708,400 units increased by 23,000 units (3%) in 1995, and 369,400 units (117%) in 1994. The 1994 increase was largely due to the acquisition of the container division assets of Tiphook. The rail trailer fleet of 36,900 units decreased by 2,400 units (6%) in 1995 after a 2,800 unit (8%) increase in 1994. The European over-the-road trailer fleet of 7,700 units increased by 2,000 units (35%) in 1995 and 1,900 units (50%) in 1994.

              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTARY FINANCIAL INFORMATION

                SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                           (Amounts in thousands)



                            Three Months Ended                  Year Ended
                 _________________________________________     December 31,
                  3/31/95    6/30/95    9/30/95   12/31/95         1995

Revenues ......  $452,532   $486,087   $486,177   $490,304      $1,915,100
                 ========   ========   ========   ========      ==========
Net income ....  $ 46,887   $ 52,701   $ 54,602   $ 58,454      $  212,644
                 ========   ========   ========   ========      ==========



                            Three Months Ended                  Year Ended
                 _________________________________________     December 31,
                  3/31/94    6/30/94    9/30/94   12/31/94         1994


Revenues ......  $359,977   $429,613   $434,830   $453,407      $1,677,827
                 ========   ========   ========   ========      ==========
Net income ....  $ 40,780   $ 48,904   $ 47,170   $ 51,388      $  188,242
                 ========   ========   ========   ========      ==========

              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                        Financial Statement Schedule

                        Year Ended December 31, 1995

                            TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                             SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

          COL. A                    COL. B              COL. C                    COL. D         COL. E
                                                       Additions
                                                _______________________
                                                   (1)           (2)
                                                               Charged
                                  Balance at    Charged to     to Other                        Balance at
                                 Beginning of    Costs and    Accounts -       Deductions -       End
        DESCRIPTION                 Period       Expenses      Describe         Describe       of Period
                                                         (Amounts in thousands)

Year Ended December 31, 1995:
  Deducted from assets:
    Allowance for losses:
      Consumer:
        Finance receivables ...    $117,218     $ 97,835      $ 52,819 (C)     $103,806 (F)     $164,066
        Assets held for sale ..       2,282                                       2,282 (G)
      Commercial:
        Finance receivables ...      86,574       14,127       (18,835)(D)        8,838 (F)       73,028
        Assets held for sale ..      65,086      (20,100) (B)   21,372 (E)       60,321 (H)        6,037
                                   ________     ________      ________         ________         ________
                                   $271,160     $ 91,862      $ 55,356         $175,247         $243,131
                                   ========     ========      ========         ========         ========
Year Ended December 31, 1994:
  Deducted from assets:
    Allowance for losses:
      Consumer:
        Finance receivables ...    $103,313     $ 80,406      $  5,994 (C)     $ 72,495 (F)     $117,218
        Assets held for sale ..       2,547       7,314 (A)                       7,579 (G)        2,282
      Commercial:
        Finance receivables ...      76,079       18,665           481 (D)        8,651 (F)       86,574
        Assets held for sale ..     156,985       (5,211)(B)    (1,308)(E)       85,380 (H)       65,086
                                   ________     ________      ________         ________         ________
                                   $338,924     $101,174      $  5,167         $174,105         $271,160
                                   ========     ========      ========         ========         ========
Year Ended December 31, 1993:
  Deducted from assets:
    Allowance for losses:
      Consumer:
        Finance receivables ...    $101,195     $ 62,349      $    422 (C)     $ 60,653 (F)     $103,313
        Assets held for sale ..       2,206        5,952 (A)                      5,611 (G)        2,547
      Commercial:
        Finance receivables ...      87,169       31,793          (173)(D)       42,710 (F)       76,079
        Assets held for sale ..     121,549       50,000 (B)       365 (E)       14,929 (H)      156,985
                                   ________     ________      ________         ________         ________
                                   $312,119     $150,094      $    614         $123,903         $338,924
                                   ========     ========      ========         ========         ========


_______
(A) Provision charged to operating expenses for losses on disposal of repossessed assets.

(B) Reversal of excess valuation allowance no longer required due to the favorable terms on disposition of assets held for sale (principally operations in Puerto Rico) in 1995.  1994 includes $5,273,000 reversal of valuation allowance from sale of the rent-to-own stores.  1993 includes a $50,000,000 provision to reduce the net carrying value of repossessed rent-to-own stores.

(C) Increase in connection with purchase of receivables and other adjustments.

(D) The decrease in 1995 was associated with the transfer of Puerto Rico receivables to assets held for sale (see note E).  The 1994 increase and 1993 decrease were due to foreign exchange and other adjustments.

(E) The increase in 1995 was primarily associated with the transfer of Puerto Rico receivables from finance receivables (see note D).  The decrease in 1994 was associated with the settlement of litigation on previously charged off accounts.  The increase in 1993 was due to recoveries on assets held for sale.

(F) Charges for net credit losses.

(G) Charges for losses on disposal of assets held for sale.

(H) Charges for losses on disposal of assets held for sale, which in 1995 includes $41,166,000 related to the disposal of rent-to-own receivables and $17,752,000 related to the disposal of Puerto Rico receivables and in 1994 includes $78,735,000 related to the disposal of the rent-to-own stores.

