Form 10-Q
period 1996-03-31
TRANSAMERICA FINANCE CORP
filed 1996-05-13
CIK 99193

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             __________________


                                  FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1996


Commission File Number 1-6798

                             __________________


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

                               (4l5) 983-4000
            (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X      No

     Number of shares of Common Stock, $10 par value, outstanding as of close of business on April 30, 1996: 1,464,285.

                      TRANSAMERICA FINANCE CORPORATION

                                  FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.


     The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company") for the periods ended March 31, 1996 and 1995, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended
December 31, 1995. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the nine months are not necessarily indicative of the results for the entire year for most of the Company's businesses.

                                *  *  *  *  *

     The consolidated ratios of earnings to fixed charges were computed by dividing income from continuing operations before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor.

             TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                               _____________

                        CONSOLIDATED BALANCE SHEET

                (Amounts in millions except for share data)


                                                  March 31,    December 31,
                                                     1996          1995
Assets:
  Cash and cash equivalents ....................  $    57.7     $     2.7
  Investments ..................................      135.9         139.0
  Finance receivables, net of unearned finance
    charges and insurance premiums:
    Consumer lending ...........................    4,828.8       4,936.3
    Commercial lending .........................    3,169.8       2,871.5
                                                  _________     _________
      Net finance receivables ..................    7,998.6       7,807.8
    Less allowance for losses ..................      224.0         237.1
                                                  _________     _________
                                                    7,774.6       7,570.7

Property and equipment net of accumulated
  depreciation:
  Land, buildings and equipment ................       46.4          46.1
  Equipment held for lease .....................    2,858.9       2,862.0
Advances to Transamerica affiliates ............      215.1         187.9
Goodwill .......................................      337.0         339.9

Assets held for sale ...........................       79.2         105.1
Less valuation allowance .......................        6.1           6.0
                                                  _________     _________
                                                       73.1          99.1
Other assets ...................................      898.9         858.8
                                                  _________     _________
                                                  $12,397.6     $12,106.2
                                                  =========     =========
Liabilities and Stockholder's Equity:
  Debt:
    Unsubordinated .............................  $ 8,967.0     $ 8,747.7
    Subordinated ...............................      933.2         942.2
                                                  _________     _________
      Total debt ...............................    9,900.2       9,689.9

  Accounts payable and other liabilities .......      556.0         511.9
  Income taxes payable .........................      208.6         189.9
  Stockholder's equity:
    Preferred stock --authorized, 250,000
      without par value; none issued
    Common stock--authorized, 2,500,000
      shares of $10 par value; issued and
        outstanding 1,464,285 shares ...........       14.6          14.6
    Additional paid-in capital .................    1,594.6       1,594.6
    Retained earnings ..........................      127.7         103.5
    Net unrealized gain from
      investments marked to fair value .........        2.7           6.6
    Foreign currency translation adjustments ...       (6.8)         (4.8)
                                                  _________     _________
      Total stockholder's equity ...............    1,732.8       1,714.5
                                                  _________     _________
                                                  $12,397.6     $12,106.2
                                                  =========     =========

            TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                             _______________

                    CONSOLIDATED STATEMENT OF INCOME
                          (Amounts in millions)

                                                     Three months ended
                                                          March 31,
                                                      1996        1995
REVENUES
  Finance charges ................................  $  283.2    $  259.8
  Leasing revenues ...............................     173.8       169.0
  Income from affiliates .........................       3.0         2.6
  Other ..........................................      17.6        21.1
    Total revenues ...............................  ________    ________
                                                       477.6       452.5
EXPENSES
  Interest and debt expense ......................     153.7       146.7
  Depreciation on equipment held for lease .......      60.4        56.9
  Salaries and other operating expenses ..........     158.9       144.3
  Provision for losses on receivables ............      30.0        25.5
                                                    ________    ________
    Total expenses ...............................     403.0       373.4
                                                    ________    ________
Income before income taxes .......................      74.6        79.1
Income taxes .....................................      26.8        32.2
                                                    ________    ________
Net income                                          $   47.8    $   46.9
                                                    ========    ========

            TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                              ____________

                  CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Amounts in millions)

                                                     Three months ended
                                                          March 31,
                                                      1996        1995

OPERATING ACTIVITIES
    Net income ...................................  $    47.8   $   46.9
        Adjustments to reconcile net income to
           net cash provided by operating
              activities:
        Depreciation and amortization ............       66.7        63.0
        Provision for losses on receivables ......       30.1        25.5
        Amortization of discount on long-term
           debt ..................................        2.3         2.0
        Change in accounts payable and other
           liabilities ...........................       38.6        50.9
        Change in income taxes payable                   20.7        18.3
        Other ....................................       21.6        17.6
                                                    _________   _________
           Net cash provided by operating
             activities ..........................      227.8       224.2


INVESTING ACTIVITIES
    Finance receivables originated ...............   (3,680.0)   (4,401.8)
    Finance receivables collected ................    3,407.4     4,166.2
    Purchase of property and equipment ...........      (83.7)     (154.4)
    Sales of property and equipment ..............       24.6        13.7
    Purchase of investments ......................       (2.9)      (10.3)
    Sales or maturities of investments ...........        0.1         2.8
    Decrease (increase) in investments in and
        advances to affiliates ...................      (27.3)      121.6
    Purchase of finance receivables and
        other assets from ITT Consumer
          Financial Corporation ..................               (1,027.3)
    Other                                                12.2       (11.1)
                                                    _________   _________
        Net cash used by investing activities.....     (349.6)   (1,300.6)

FINANCING ACTIVITIES
  Proceeds from debt financing ...................      955.0     2,691.9
  Payments of debt ...............................     (754.6)   (1,753.3)
  Capital contributions from parent company ......                  131.0
  Dividends ......................................      (23.6)
                                                    _________   _________
        Net cash provided by financing activities       176.8     1,069.6

  Increase (decrease) in cash and cash
    equivalents ..................................       55.0        (6.8)
  Cash and cash equivalents at beginning
    of year ......................................        2.7         7.7
                                                    _________   _________
  Cash and cash equivalents at end of period .....  $    57.7   $     0.9
                                                    =========   =========

              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                            (Amounts in millions)



                                             Three months ended
                                                 March 31,
                                             1996           1995

Balance at beginning of year ..........    $  103.5       $  124.3
Net income ............................        47.8           46.9
Dividends declared ....................       (23.6)         (38.5)
                                           ________       ________
Balance at end of period ..............    $  127.7       $  132.7
                                           ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   REVENUES AND INCOME BY LINE OF BUSINESS

                                       Three months ended March 31,
                                      Revenues                 Income
                                  1996        1995         1996      1995
                                          (Amounts in millions)

Consumer lending .............  $  198.1    $  171.8      $ 17.8    $17.7
Commercial lending ...........      96.6       103.4        14.7     16.7
Leasing ......................     181.9       175.7        18.8     16.3
Unallocated items ............       1.0         1.6        (0.6)    (0.9)
Amortization of goodwill .....                              (2.9)    (2.9)
                                ________    ________      ______    _____
Finance                         $  477.6    $  452.5      $ 47.8     46.9
                                ========    ========      ======    =====

Consumer Lending

     Consumer lending net income for the first quarter of 1996 was $17.8 million compared to $17.6 million for the first quarter of 1995. Consumer lending income before the amortization of goodwill for the first quarter of 1996 was $17.8 million compared to $17.7 million for the first quarter of 1995.

     Consumer lending income before the amortization of goodwill for the first quarter of 1996 rose $100,000 (1%) from the first quarter of 1995. The rise was due to increased revenues on higher average receivables outstanding that offset higher interest and other operating expenses and a larger provision for loan losses.

     Revenues increased $26.3 million (15%) in the first quarter of 1996 over the comparable year ago period due to the effects of a $554.5 million (13%) increase in average net receivables outstanding, which resulted primarily from the March 31, 1995 acquisition of approximately $1 billion in home equity loans from ITT Consumer Financial Corporation (ITT).

     Interest expense increased $7.8 million (11%) for the first quarter of 1996 compared to the year ago period as the impact of the higher average outstandings offset reduced borrowing rates. Other operating expenses in the first quarter of 1996 increased $12.3 million (23%) over the first quarter of 1995 due primarily to increased expenses on disposition of repossessed assets, amortization of intangibles acquired in the ITT acquisition and increased advertising costs.

     The provision for losses on receivables increased $6.1 million (30%) in the first quarter of 1996 compared to the first three months of 1995 due to an increase in net credit losses and an increase in the allowance for losses relating to the non real estate portfolio (discussed below) offset in part by the effects of a decrease in outstanding receivables, but declined $6.4 million (19%) from the fourth quarter of 1995 which included higher writeoffs due to the consolidation and acceleration of California foreclosure activity.

     Net credit losses in the first quarter of 1996 rose $15.3 million (81%) over the same quarter a year ago. Net credit losses in the first quarter of 1996 included $8.1 million relating to the ITT portfolio. Excluding the effects of the ITT portfolio, net credit losses in the first quarter of 1996 were $500,000 (4%) lower in the real estate portfolio but $7.7 million (100%) higher in the non real estate portfolio. The non real estate receivable portfolio has been affected by increasing levels of consumer bankruptcies. Net credit losses as a percentage of average net outstandings were 2.81% in the first quarter of 1996 versus 1.75% in the first quarter of 1995. The increase in the percentage was affected by lower outstanding receivables at March 31, 1996, in addition to the higher amounts of credit losses. There were no net credit losses on the ITT portfolio in the first quarter of 1995. Because future credit losses will depend on factors such as economic conditions and the state of the real estate market, particularly in California, the extent and timing of any change in the recent trend remains uncertain.

     Net consumer finance receivables at March 31, 1996 and December 31, 1995 were $4.8 billion and $5.2 billion of which $3.9 billion and $4 billion were real estate secured loans, principally first and second mortgages secured by residential properties. Approximately 37% of the real estate secured loans were located in California. The decrease in net receivables was primarily due to the continuing runoff of the ITT loan portfolio.

     Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $147 million (2.92% of finance receivables outstanding) at March 31, 1996 compared to $143.6 million (2.79% of finance receivables outstanding) at December 31, 1995. Approximately one half of the increase in the delinquency percentages is due to the effects of lower outstanding receivables at March 31, 1996, with the remainder caused by an increase in delinquency in the real estate portfolio of $5.2 million (5%) and a decrease in delinquency in the non real estate portfolio of $1.8 million (4%).

     Management has established an allowance for losses equal to 3.07% of net consumer finance receivables outstanding at March 31, 1996 compared to 3.32% at December 31, 1995; the decrease in the percentage reflects $8.1 million in chargeoffs that had been anticipated on the ITT portfolio offset in part by an increase in the allowance percentage on the non ITT portfolio from 2.83% to 2.88% which management considered to be prudent based on continued high credit losses in the non real estate portfolio. Also contributing to the decrease in the allowance percentage was an adjustment to the ITT purchase price allocation in the first quarter of 1996 which had the effect of reducing the allowance for losses on receivables by $8.1 million.

     Accrual of interest and other finance charges is suspended on accounts that become contractually past due more than 29 days. At March 31, 1996 and December 31, 1995 such nonearning receivables, which exclude accounts in foreclosure, amounted to $302.6 million and $308 million. Payments received on accounts while in nonaccrual status are applied to principal and interest income according to the terms of the loan.

     When foreclosure proceedings begin on an account secured by real estate, the account is moved from finance receivables to other assets and is written down to the lower of the account balance or the fair value of the collateral less estimated selling costs. After foreclosure, repossessed assets are carried at the lower of cost or fair value less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $200.2 million at March 31, 1996, of which 64% pertained to California, compared to $207.3 million at December 31, 1995, of which 69% pertained to California. Because future improvements may be impacted by factors such as economic conditions and the state of the real estate market, particularly in California, the extent and timing of any change in the trend of foreclosures and repossessed assets remains uncertain.

Commercial Lending

     Commercial lending net income for the first quarter of 1996 was $12.3 million compared to $14.3 million for the first quarter of 1995. Commercial lending income before the amortization of goodwill was $14.7 million in the first quarter of 1996 compared to $16.7 million in the first quarter of 1995. Income, before the amortization of goodwill, for the first quarter of 1996 decreased $2.0 million (12%) from the first quarter of 1995. The decrease was primarily due to the inclusion in the 1995 quarter of a $2.8 million after tax gain on the sale of the consumer rediscount loan portfolio. Higher operating expenses were offset by a lower provision for losses on receivables during the first quarter of 1996. Margins were enhanced during the first quarter of 1996 due to the higher spread between the indices at which the commercial lending operation lent to customers versus the indices at which funds were borrowed.

     Revenues in the first quarter of 1996 decreased $6.8 million (7%) from 1995 primarily due to the gain on sale of the rediscount loan portfolio in 1995 and a lower average portfolio yield attributable to lower interest rates in 1996 offset in part by higher average receivables outstanding.

     Interest expense decreased $2.6 million (7%) in the first quarter of 1996 due to a lower average interest rate on borrowings. Operating expenses increased $1.7 million (5%) mainly as a result of a $1.3 million ($800,000 after tax) provision for settlement of a legal matter and expenses incurred in the equipment finance and lease division which began operations in the second quarter of 1995. The increases were offset in part by reduced expenses incurred in the management of the liquidating receivables and receivables included in assets held for sale which were disposed of in 1995. The provision for losses on receivables decreased $1.6 million (32%) due to reduced expenses incurred in inventory finance and the management of the Puerto Rico receivables which were sold in 1995. Credit losses, net of recoveries, on an annualized basis as a percentage of average net receivables outstanding were 0.09% for the first quarter of 1996 compared to 0.76% for the first quarter of 1995. The decline was primarily due to the relatively higher level of credit losses related to the consumer rediscount portfolio which was sold during the first quarter of 1995.

     Net commercial finance receivables outstanding increased $298.2 million (10%) in 1996 from December 31, 1995. Net receivables increased in each of the core businesses with the largest increase due to seasonal growth in the inventory finance group. Management has established an allowance for losses equal to 2.39% of net commercial finance receivables outstanding as of March 31, 1996 compared to 2.54% at December 31, 1995.

     Delinquent receivables are defined as the instalment balance for inventory finance and asset based lending receivables and the outstanding loan balance for all other receivables over 60 days past due. Delinquent receivables were $6.3 million (0.20% of receivables outstanding) at March 31, 1996 compared to $8.2 million (0.28% of receivables outstanding) at December 31, 1995.

     Nonearning receivables are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due accounts are collected. Nonearning receivables were $15.4 million (0.48% of receivables outstanding) at March 31, 1996 compared to $15.5 million (0.53% of receivables outstanding) at December 31, 1995.

Leasing

     Leasing net income for the first quarter of 1996 was $18.3 million compared to $15.8 million for the first quarter of 1995. Leasing income before the amortization of goodwill was $18.8 million in the first quarter of 1996 compared to $16.3 million in the first quarter of 1995. Leasing income before the amortization of goodwill for the first quarter of 1996 increased $2.5 million (15%) over the first quarter of 1995 mainly due to a favorable resolution of an outstanding state tax issue amounting to $2.6 million. Excluding the resolution of the state tax issue, earnings for the first quarter of 1996 were flat. Earnings increased due to more on-hire units in the refrigerated container, tank container and European trailer lines of business and a larger portfolio of finance leases. These increases were offset by lower earnings which resulted from lower standard container and chassis utilization and per diem rates, plus a decline in rail trailer earnings due to a smaller fleet size.

     Revenue for the first quarter of 1996 increased $6.2 million (3%) over the first quarter of 1995. The increase was primarily due to a larger on-hire fleet of standard, refrigerated and tank containers, chassis and European trailers. Revenue also increased due to a larger portfolio of finance leases. Partially offsetting these revenue increases were lower revenues resulting from lower per diem rates and utilization for standard container and chassis. Rail trailer also reported lower revenues due to a smaller fleet size and less on-hire units.

     Expenses for the first quarter of 1996 increased $7.0 million (5%) over the first quarter of 1995 mainly due to higher ownership and operating costs of the larger refrigerated container, chassis and European trailer fleets.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 81% for the first quarter of 1996 compared to 84% in the first quarter of 1995. Rail trailer utilization was 79% for the first quarter of 1996 compared to 78% in the first quarter of 1995. European trailer utilization was 92% for the first quarter of 1996 compared to 96% in the first quarter of 1995.

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

     Derivative financial instruments with a notional amount of $798.5 million at March 31, 1996 and $764.4 million at December 31, 1995 and designated as hedges of the Company's liabilities were outstanding.

     While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At March 31, 1996, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. At March 31, 1996 and December 31, 1995 the fair value of the Company's derivative financial instruments was a net obligation of $13.8 million and $19.4 million comprising agreements with aggregate gross benefits of $3.1 million and $1.7 million and agreements with aggregate gross obligations of $16.9 million and $21.1 million.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           12    Computation of Ratio of Earnings to Fixed Charges.
           27    Financial Data Schedule.

     (b)   Reports on Form 8-K.  None.


                                 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA FINANCE CORPORATION
(Registrant)



Burton E. Broome
Vice President, Controller and Assistant Secretary
(Chief Accounting Officer)

Date:  May 13, 1996