Form 10-Q
period 1996-06-30
TRANSAMERICA FINANCE CORP
filed 1996-08-09
CIK 99193

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             __________________


                                  FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1996


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

     Number of shares of Common Stock, $10 par value, outstanding as of close of business on July 31, 1996: 1,464,285.

                      TRANSAMERICA FINANCE CORPORATION

                                  FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.


     The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company") for the periods ended June 30, 1996 and 1995, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended
December 31, 1995. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Company's businesses.

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

             TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                               _____________

                        CONSOLIDATED BALANCE SHEET

                (Amounts in millions except for share data)


                                                    June 30,   December 31,
                                                      1996         1995
Assets:
  Cash and cash equivalents ....................  $    24.8     $     2.7
  Investments ..................................      133.2         139.0
  Finance receivables, net of unearned finance
    charges and insurance premiums:
    Consumer lending ...........................    4,705.7       4,936.3
    Commercial lending .........................    3,054.5       2,871.5
                                                  _________     _________
      Net finance receivables ..................    7,760.2       7,807.8
    Less allowance for losses ..................      252.7         237.1
                                                  _________     _________
                                                    7,507.5       7,570.7

Property and equipment net of accumulated
  depreciation:
  Land, buildings and equipment, less
    accumulated depreciation of $75.3 million
      in 1996 and $71 million in 1995 ..........       77.0          46.1
  Equipment held for lease .....................    2,874.4       2,862.0
Advances to Transamerica affiliates ............      227.4         187.9
Goodwill, less accumulated amortization
  of $125.3 million in 1996 and $119.5
    million in 1995 ............................      334.1         339.9

Assets held for sale ...........................       74.3         105.1
Less valuation allowance .......................        5.6           6.0
                                                  _________     _________
                                                       68.7          99.1

Other assets ...................................      882.2         858.8
                                                  _________     _________
                                                  $12,129.3     $12,106.2
                                                  =========     =========
Liabilities and Stockholder's Equity:
  Debt:
    Unsubordinated .............................  $ 8,712.0     $ 8,747.7
    Subordinated ...............................      951.3         942.2
                                                  _________     _________
      Total debt ...............................    9,663.3       9,689.9

  Accounts payable and other liabilities .......      586.7         511.9
  Income taxes payable .........................      190.1         189.9
  Stockholder's equity:
    Preferred stock --authorized, 250,000
      without par value; none issued
    Common stock--authorized, 2,500,000
      shares of $10 par value; issued and
        outstanding 1,464,285 shares ...........       14.6          14.6
    Additional paid-in capital .................    1,594.6       1,594.6
    Retained earnings ..........................       86.5         103.5
    Net unrealized gain from
      investments marked to fair value .........        0.4           6.6
    Foreign currency translation adjustments ...       (6.9)         (4.8)
                                                  _________     _________
      Total stockholder's equity ...............    1,689.2       1,714.5
                                                  _________     _________
                                                  $12,129.3     $12,106.2
                                                  =========     =========

                  TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                   _______________

                          CONSOLIDATED STATEMENT OF INCOME
                                (Amounts in millions)

                                           Six months ended     Three months ended
                                               June 30,              June 30,
                                            1996      1995        1996        1995
REVENUES
  Finance charges ....................  $  565.6    $  551.4    $  282.5    $ 291.6
  Leasing revenues ...................     347.7       343.0       173.9      174.0
  Income from affiliates .............       6.2         4.8         3.1        2.2
  Other ..............................      33.9        39.4        16.3       18.3
                                        ________    ________     _______    _______
    Total revenues                         953.4       938.6       475.8      486.1

EXPENSES
  Interest and debt expense ..........     304.5       308.7       150.8      162.0
  Depreciation on equipment
    held for lease ...................     120.9       116.2        60.4       59.3
  Salaries and other
    operating expenses ...............     303.4       290.5       147.6      149.0
  Provision for losses
    on receivables ...................      97.8        50.2        67.7       24.8
  Amortization of goodwill ...........       5.8         5.8         2.9        2.9
                                        ________    ________      ______    _______
    Total expenses ...................     832.4       771.4       429.4      398.0

Income before income taxes ...........     121.0       167.2        46.4       88.1
Income taxes .........................      45.3        67.6        18.5       35.4
                                        ________    ________    ________    _______
Net income                              $   75.7    $   99.6    $   27.9    $  52.7
                                        ========    ========    ========    =======


Ratio of earnings to fixed charges          1.39        1.53
                                            ====        ====


            TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                              ____________

                  CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Amounts in millions)

                                                        Six months ended
                                                           June 30,
                                                        1996      1995

OPERATING ACTIVITIES
    Net income ...................................  $    75.7   $    99.6
        Adjustments to reconcile net income to
           net cash provided by operating
              activities:
        Depreciation and amortization ............      133.5       129.0
        Provision for losses on receivables ......       97.8        50.2
        Change in accounts payable and other
           liabilities ...........................       54.7        44.9
        Change in income taxes payable  ..........        3.5        22.8
        Other ....................................        4.5        63.9
                                                    _________   _________
           Net cash provided by operating
             activities ..........................      369.7       410.4


INVESTING ACTIVITIES
    Finance receivables originated ...............   (7,768.6)   (8,394.4)
    Finance receivables collected ................    7,663.1     8,286.0
    Purchase of property and equipment ...........     (167.4)     (310.0)
    Sales of property and equipment ..............       45.0        41.5
    Purchase of investments ......................       (4.2)       (8.6)
    Decrease (increase) in investments in and
        advances to affiliates ...................      (39.5)      107.4
    Purchase of finance receivables and
        other assets from ITT Consumer
          Financial Corporation ..................               (1,027.3)
    Other ........................................       53.1       (19.2)
                                                    _________   _________
        Net cash used by investing activities.....     (218.5)   (1,324.6)

FINANCING ACTIVITIES
  Proceeds from debt financing ...................    2,973.3     5,172.2
  Payments of debt ...............................   (3,009.7)   (4,234.7)
  Capital contributions from parent company ......                  131.0
  Dividends ......................................      (92.7)     (113.1)
                                                    _________   _________
        Net cash provided by financing activities      (129.1)      955.4

  Increase in cash and cash equivalents ..........       22.1        41.2
  Cash and cash equivalents at beginning
    of year ......................................        2.7         7.7
                                                    _________   _________
  Cash and cash equivalents at end of period .....  $    24.8   $    48.9
                                                    =========   =========

              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                            (Amounts in millions)



                                               Six months ended
                                                   June 30,
                                             1996           1995

Balance at beginning of year ..........    $  103.5       $  124.3
Net income ............................        75.7           99.6
Dividends .............................       (92.7)        (114.2)
                                           ________       ________
Balance at end of period ..............    $   86.5       $  109.7
                                           ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                   REVENUES AND INCOME BY LINE OF BUSINESS
                                        Six months ended June 30,                 Second Quarter
                                      Revenues                 Income                 Income
                                  1996        1995         1996      1995         1996         1995
                                                         (Amounts in millions)


Consumer lending .............  $  392.3    $  375.7      $ 13.1    $ 40.6      $ (4.7)     $ 22.9
Commercial lending ...........     190.9       198.9        31.4      30.5        16.7        13.8
Leasing ......................     363.8       357.8        37.7      35.1        18.9        18.8
Unallocated items ............       6.4         6.2        (0.7)     (0.8)       (0.1)        0.1
Amortization of goodwill .....                              (5.8)     (5.8)       (2.9)       (2.9)
                                ________    ________      ______    ______      ______      ______
Finance                         $  953.4    $  938.6      $ 75.7    $ 99.6      $ 27.9      $ 52.7
                                ========    ========      ======    ======      ======      ======


Consumer Lending

     Consumer lending net income for the first six months of 1996 and 1995 was $13.1 million and $40.5 million. Results for the second quarter of 1996 were a net loss of $4.7 million compared to net income of $22.9 million for the second quarter of 1995. Consumer lending income, before the amortization of goodwill, for the first six months of 1996 and 1995 was $13.1 million and $40.6 million. Consumer lending results, before the amortization of goodwill, for the second quarter of 1996 were a loss of $4.7 million compared to income of $22.9 million in the second quarter of 1995. Consumer lending results, before the amortization of goodwill, for the first six months and second quarter of 1996 decreased $27.5 million (68%) and $27.6 million (121%) from the first six months and second quarter of 1995 due primarily to higher provisions for losses on receivables.

     Revenues increased $16.6 million (4%) for the first half of 1996 over the comparable period of 1995 reflecting an increase in average net receivables outstanding for the first half of 1996 over the first half of 1995. The increase in average net receivables outstanding for the first six months reflects the impact of the March 31, 1995 acquisition of approximately $1 billion in home equity loans from ITT Consumer Financial Corporation (ITT). For the second quarter of 1996 revenues decreased $9.8 million (5%) over the second quarter of 1995 reflecting a decrease in average net receivables outstanding. The continuing runoff of the ITT portfolio, which included delinquent accounts purchased at a discount, contributed to the decrease in average net receivables along with runoff in other portfolios which exceeded originations.

     Interest expense for the first half and second quarter of 1996 decreased $2.2 million (1%) and $10 million (12%) from the comparable year ago periods reflecting reduced borrowing rates and in the second quarter of 1996 a reduced level of borrowings. Other operating expenses for the first half and second quarter of 1996 increased $13.9 million (12%) and $1.5 million (3%) over the same periods a year ago reflecting increased expenses on disposition of repossessed assets and increased advertising costs.

     The provision for losses on receivables for the first six months and second quarter of 1996 increased $51.1 million (120%) and $45 million (206%) compared to the same periods a year ago primarily in response to recent increased delinquencies principally in the non real estate loan portfolio and increased credit losses. Net credit losses for the first six months and second quarter of 1996 increased $31.6 million (77%) and $16.3 million (74%) over the comparable periods of 1995. Non real estate losses represented $14.3 million and $6.6 million of the increase in the first six months and second quarter of 1996 over the comparable periods of 1995 primarily reflecting increasing levels of consumer bankruptcies. Increased losses from the ITT portfolio represented $11.3 million and $3.2 million of the increases for the first six months and second quarter of 1996 compared to the same periods of 1995. Excluding ITT, real estate losses represented $6 million and $6.5 million of the increases in the first half and second quarter of 1996 over the same periods of 1995 reflecting increased California foreclosure activity.
Net credit losses as a percentage of average net outstandings were 3.00% and 3.20% for the first six months and second quarter of 1996 compared to 1.76% and 1.71% for the same periods of 1995. In addition to higher credit losses, the increase in the percentage for the second quarter of 1996 was affected by lower outstanding receivables.

     Net consumer finance receivables at June 30, 1996 and December 31, 1995 were $4.7 billion and $4.9 billion of which $3.8 billion and $4 billion were real estate secured loans, principally first and second mortgages secured by residential properties. Approximately 36% of the real estate secured loans were located in California. The decrease in net receivables was primarily due to the continuing liquidation of the ITT portfolio and runoff in other portfolios which exceeded originations.

     Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $147.3 million (3.02% of finance receivables outstanding) at June 30, 1996 compared to $143.6 million (2.79% of finance receivables outstanding) at December 31, 1995. Approximately two thirds of the increase in the delinquency percentage was due to the effects of lower outstanding receivables at June 30, 1996 with the remainder caused by an increase in delinquencies in the non real estate portfolio of $3.1 million (7%) and in the real estate portfolio of $600,000 (1%). Delinquencies in the non real estate loan portfolio increased to 5.28% of receivables outstanding at June 30, 1996 compared to 4.78% at December 31, 1995.

     Management has established an allowance for losses equal to 3.76% of net consumer finance receivables outstanding at June 30, 1996 compared to 3.32% at December 31, 1995. This increase is in response to recent increased delinquencies, principally in the non real estate loan portfolio which represents about 19% of the consumer lending portfolio.

     Accrual of interest and other finance charges is suspended on accounts that become contractually past due more than 29 days. At June 30, 1996 and December 31, 1995 such nonearning receivables, which exclude accounts in foreclosure, amounted to $341.8 million and $308 million. Payments received on accounts while in nonaccrual status are applied to principal and interest income according to the terms of the loan.

     When foreclosure proceedings begin on an account secured by real estate, the account is moved from finance receivables to other assets and is written down to the lower of the account balance or the fair value of the collateral less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $191.9 million at June 30, 1996 of which 63% pertained to California compared to $207.3 million at December 31, 1995, of which 69% pertained to California.

     Since any change in the trends in credit losses, delinquencies, accounts in foreclosure and repossessed assets may be impacted by factors such as economic conditions, competition, and for accounts secured by real estate, the state of the real estate market, particularly in California, the extent and timing of any change in these trends is uncertain. Management intends to accelerate its efforts to reduce exposure to the non real estate loan segment of the portfolio by further curtailing production in that segment, liquidating selected portions of that segment and intensifying collection efforts.

Commercial Lending

     Commercial lending net income for the first half and second quarter of 1996 was $26.6 million and $14.3 million compared to $25.8 million and $11.5 million for the comparable periods of 1995. Commercial lending income, before the amortization of goodwill, was $31.4 million and $16.7 million in the first half and second quarter compared to $30.5 million and $13.8 million in the same periods of 1995.

     Commercial lending income, before the amortization of goodwill, for the first half and second quarter of 1996 increased $900,000 (3%) and $2.9 million (21%) from 1995's first half and second quarter. The results for the first half of 1995 included a $2.8 million after tax gain on the first quarter sale of the consumer rediscount loan portfolio. Excluding the gain on sale, commercial lending income increased $3.7 million (13%) in the first half of 1996 over the first half of 1995. The increased income for the first half and second quarter resulted from higher margins, higher average receivables outstanding and a lower provision for loss on receivables. Margins were higher due to the higher spread between the indices at which the commercial lending operation lent to customers versus the indices at which funds were borrowed.

     Revenues in the first half and second quarter of 1996 decreased $8 million (4%) and $1.4 million (1%) from the corresponding 1995 periods. The first half decrease was primarily due to the gain on sale of the rediscount loan portfolio in 1995. Revenues also declined in 1996 due to the sale in late 1995 of the liquidating receivables and assets held for sale.

     Interest expense decreased $5.7 million (8%) and $3.3 million (9%) in the first half and second quarter of 1996 over the comparable 1995 periods due to a lower average interest rate on borrowings. Operating expenses for the first six months 1996 increased $400,000 (1%) and decreased $1.2 million (4%) for the quarter. The first half increase was attributable to expenses incurred in the equipment finance and leasing division which began operations during the second quarter of 1995, a $ 1.3 million ($800,000 after tax) provision for settlement of a legal matter in the first quarter of 1996, and increased expenses due to growth in the core businesses. Partly offsetting these increases were reduced expenses related to the management of the liquidating receivables and assets held for sale which were disposed of in late 1995. During the second quarter of 1996, reduced expenses related to the liquidating portfolio more than offset increased expenses in the core businesses. The provision for losses on receivables in the first half and second quarter of 1996 decreased $3.6 million (46%) and $2 million (71%) compared to the same periods of 1995. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were .08% and .07% for the first half and second quarter of 1996 compared to .33% and a negative .09% for the comparable periods of 1995. The decline for the first half was primarily due to the relatively higher level of credit losses related to the consumer rediscount portfolio which was sold during the first quarter of 1995. During the second quarter of 1995, recoveries on previously recorded losses exceeded credit losses.

     Net commercial finance receivables outstanding increased $183 million (6%) from December 31,1995. Business credit grew $106 million primarily due to growth in the equipment finance and leasing operation. Inventory finance experienced an increase of $80 million primarily due to increased penetration of existing markets through alliances and other activities. Management has established an allowance for losses equal to 2.48% of net commercial finance receivables outstanding as of June 30, 1996 compared to 2.54% at December 31, 1995.

     Delinquent receivables are defined as the instalment balance for inventory finance and asset based lending receivables and the outstanding loan balance for all other receivables over 60 days past due. Delinquent receivables were $6.6 million (0.21% of receivables outstanding) at June 30, 1996 compared to $8.2 million (0.28% of receivables outstanding) at December 31, 1995.

     Nonearning receivables are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $11.9 million (0.38% of receivables outstanding) at June 30, 1996 compared to $15.5 million (0.53% of receivables outstanding) at December 31, 1995.



Leasing

     Leasing net income for the first half and second quarter of 1996 was $36.7 million and $18.4 million compared to $34.1 million and $18.3 million for the first half and second quarter of 1995. Leasing income, before the amortization of goodwill, was $37.7 million and $18.9 million in the first half and second quarter of 1996 compared to $35.1 million and $18.8 million in the corresponding periods of 1995.

     Leasing income, before the amortization of goodwill, for the first half and second quarter of 1996, increased $2.6 million (7%) and $100,000 (-%) over the first half and second quarter of 1995. Results from operations include benefits from the favorable resolution of outstanding tax issues totaling $2.6 million in the first quarter of 1996 and $1.8 million in the second quarter of 1995. Excluding these tax benefits, leasing income for the first half and second quarter of 1996 increased $1.8 million (5%) and $1.9 million (11%) over the first half and second quarter of 1995. For both the first half and second quarter, earnings increased due to a larger portfolio of finance leases and more on-hire units in the refrigerated container, tank container and European trailer lines of business. These increases were partially offset by lower earnings resulting from lower standard container and chassis utilization and per diem rates. The second quarter earnings were also favorably impacted by lower ownership and operating costs in the rail trailer business.

     Revenue for the first half of 1996 increased $6 million (2%) over the corresponding 1995 period. The first half of the 1996 revenue increase was primarily due to a larger portfolio of finance leases and a larger on-hire fleet of refrigerated and tank containers, and European trailers. Partially offsetting these increases were lower revenues resulting from lower per diem rates and utilization for standard containers and chassis. Rail trailers also reported lower revenues due to a smaller fleet size and less on-hire units.

     Revenue for the second quarter of 1996 decreased $100,000 (-%) from the 1995 second quarter primarily due to lower revenues resulting from lower standard container per diem rates and less standard container units on-hire, offset in part by increased revenue from a larger on-hire fleet of refrigerated containers and European trailers and a larger portfolio of finance leases.

     Expenses for the first half and second quarter of 1996 increased $7.2 million (2%) and $200,000 (-%) over the corresponding 1995 periods, mainly due to higher ownership and operating costs associated with larger refrigerated container, chassis and European trailer fleets, partially offset by lower ownership and operating costs in the rail trailer business.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 82% for both the first half and second quarter of 1996 compared to 85% and 86% for the first half and second quarter of 1995. Rail trailer utilization was 80% for both the first half and second quarter of 1996 compared to 75% and 72% for the first half and second quarter of 1995. European trailer utilization was 93% for both the first half and second quarter of 1996 compared to 96% and 95% for the first half and second quarter of 1995.


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

     Derivative financial instruments with a notional amount of $892.8 million at June 30, 1996 and $764.4 million at December 31, 1995 and designated as hedges of the Company's liabilities were outstanding.

     While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At June 30, 1996, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. At June 30, 1996 and December 31, 1995 the fair value of the Company's derivative financial instruments was a net obligation of $0.8 million and $19.4 million comprising agreements with aggregate gross benefits of $8.9 million and $1.7 million and agreements with aggregate gross obligations of $9.7 million and $21.1 million.

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

Date:  August 9, 1996