Form 10-Q
period 1996-09-30
TRANSAMERICA FINANCE CORP
filed 1996-11-08
CIK 99193

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             __________________


                                  FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended Sepember 30, 1996


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

     Number of shares of Common Stock, $10 par value, outstanding as of close of business on October 31, 1996: 1,464,285.

                      TRANSAMERICA FINANCE CORPORATION

                                  FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.


     The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company") for the periods ended September 30, 1996 and 1995, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended
December 31, 1995. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Company's businesses.

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

             TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                               _____________

                        CONSOLIDATED BALANCE SHEET

                (Amounts in millions except for share data)

                                                 September 30, December 31,
                                                      1996         1995
Assets:
  Cash and cash equivalents ....................  $    38.6     $     2.7
  Investments ..................................      129.9         139.0
  Finance receivables, net of unearned finance
    charges and insurance premiums:
    Consumer lending ...........................    4,578.9       4,936.3
    Commercial lending .........................    3,136.4       2,871.5
                                                  _________     _________
      Net finance receivables ..................    7,715.3       7,807.8
    Less allowance for losses ..................      363.5         237.1
                                                  _________     _________
                                                    7,351.8       7,570.7

Property and equipment net of accumulated
  depreciation:
  Land, buildings and equipment, less
    accumulated depreciation of $75.3 million
      in 1996 and $71 million in 1995 ..........       68.9          46.1
  Equipment held for lease .....................    2,893.4       2,862.0
Advances to Transamerica affiliates ............      268.0         187.9
Goodwill, less accumulated amortization
  of $125.3 million in 1996 and $119.5
    million in 1995 ............................      331.2         339.9

Assets held for sale ...........................       97.3         105.1
Less valuation allowance .......................        2.1           6.0
                                                  _________     _________
                                                       95.2          99.1

Other assets ...................................      891.7         858.8
                                                  _________     _________
                                                  $12,068.7     $12,106.2
                                                  =========     =========
Liabilities and Stockholder's Equity:
  Debt:
    Unsubordinated .............................  $ 8,687.6     $ 8,747.7
    Subordinated ...............................      949.3         942.2
                                                  _________     _________
      Total debt ...............................    9,636.9       9,689.9

  Accounts payable and other liabilities .......      590.7         511.9
  Income taxes payable .........................      165.8         189.9
  Stockholder's equity:
    Preferred stock --authorized, 250,000
      without par value; none issued
    Common stock--authorized, 2,500,000
      shares of $10 par value; issued and
        outstanding 1,464,285 shares ...........       14.6          14.6
    Additional paid-in capital .................    1,605.9       1,594.6
    Retained earnings ..........................       61.0         103.5
    Net unrealized gain from
      investments marked to fair value .........        1.0           6.6
    Foreign currency translation adjustments ...       (7.2)         (4.8)
                                                  _________     _________
      Total stockholder's equity ...............    1,675.3       1,714.5
                                                  _________     _________
                                                  $12,068.7     $12,106.2
                                                  =========     =========

                  TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                   _______________

                          CONSOLIDATED STATEMENT OF INCOME
                                (Amounts in millions)

                                           Nine months ended     Three months ended
                                             September 30,         September 30,
                                            1996      1995        1996        1995
REVENUES
  Finance charges ....................  $  840.2    $  837.3    $  274.6    $ 285.9
  Leasing revenues ...................     526.6       520.5       178.9      177.5
  Income from affiliates .............       9.7         7.6         3.6        2.8
  Other ..............................      49.2        59.4        15.3       20.0
                                        ________    ________     _______    _______
    Total revenues                       1,425.7     1,424.8       472.4      486.2

EXPENSES
  Interest and debt expense ..........     453.4       467.7       148.9      159.0
  Depreciation on equipment
    held for lease ...................     182.9       174.4        62.0       58.2
  Salaries and other
    operating expenses ...............     470.2       449.0       161.0      152.7
  Provision for losses
    on receivables ...................     245.7        75.7       148.0       25.4
                                        ________    ________      ______     ______
    Total expenses ...................   1,352.2     1,166.8       519.9      395.3

Income (loss) before taxes ...........      73.5       258.0       (47.5)      90.9
Income taxes .........................      23.3       103.8       (22.0)      36.2
                                        ________    ________    ________    _______
Net income (loss)                       $   50.2    $  154.2    $  (25.5)   $  54.7
                                        ========    ========    ========    =======


Ratio of earnings to fixed charges          1.16        1.54
                                            ====        ====


             TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                               ____________

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Amounts in millions)

                                                        Nine months ended
                                                          September 30,
                                                        1996      1995

OPERATING ACTIVITIES
    Net income ...................................  $     50.2  $    154.2
        Adjustments to reconcile net income to
           net cash provided by operating
              activities:
        Depreciation and amortization ............       203.6       193.4
        Provision for losses on receivables ......       245.7        75.7
        Change in accounts payable and other
           liabilities ...........................        76.5        32.4
        Change in income taxes payable  ..........       (20.9)       45.3
        Other ....................................        35.0        73.8
                                                    __________  __________
        Net cash provided by operating
           activities ............................       590.1       574.8


INVESTING ACTIVITIES
    Finance receivables originated ...............   (12,273.0)  (12,652.9)
    Finance receivables collected ................    12,134.0    12,662.7
    Purchase of property and equipment ...........      (390.6)     (431.9)
    Sales of property and equipment ..............       160.6        64.2
    Decrease (increase) in investments in and
        advances to affiliates ...................       (80.2)       61.7
    Purchase of finance receivables and
        other assets from ITT Consumer
          Financial Corporation ..................                (1,027.3)
    Other ........................................        42.1       (33.9)
                                                    __________  __________
        Net cash used by investing activities.....      (407.1)   (1,357.4)

FINANCING ACTIVITIES
  Proceeds from debt financing ...................     4,344.0     6,369.8
  Payments of debt ...............................    (4,409.7)   (5,519.8)
  Capital contributions from parent company ......        11.3       131.0
  Dividends paid..................................       (92.7)     (183.1)
                                                    __________  __________
        Net cash (used) provided by financing
          activities                                    (147.1)      797.9

  Increase in cash and cash equivalents ..........        35.9        15.3
  Cash and cash equivalents at beginning
    of year ......................................         2.7         7.7
                                                    __________  __________
  Cash and cash equivalents at end of period .....  $     38.6  $     23.0
                                                    ==========  ==========

              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                            (Amounts in millions)



                                               Nine months ended
                                                 September 30,
                                             1996           1995

Balance at beginning of year ..........    $  103.5       $  124.3
Net income ............................        50.2          154.2
Dividends .............................       (92.7)        (187.9)
                                           ________       ________
Balance at end of period ..............    $   61.0       $   90.6
                                           ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                   REVENUES AND INCOME BY LINE OF BUSINESS
                                      Nine months ended September 30,               Third Quarter
                                      Revenues              Income (Loss)           Income (Loss)
                                  1996        1995         1996      1995         1996        1995
                                                         (Amounts in millions)


Consumer lending .............  $  579.2    $  578.1      $(52.7)   $ 64.8      $(65.8)     $ 24.2
Commercial lending ...........     288.0       294.5        51.5      43.6        20.1        13.1
Leasing ......................     548.6       543.2        59.7      55.8        22.0        20.7
Unallocated items ............       9.9         9.0         0.4      (1.3)        1.1         0.5
Amortization of goodwill .....                              (8.7)     (8.7)       (2.9)       (2.9)
                                ________    ________      ______    ______      ______      ______
Total revenues and net
    income ...................  $1,425.7    $1,424.8      $ 50.2    $154.2      $(25.5)     $ 54.6
                                ========    ========      ======    ======      ======      ======


Consumer Lending

     Consumer lending results for the first nine months of 1996 were a net loss of $52.7 million compared to net income of $64.7 million for the first nine months of 1995. Results for the third quarter of 1996 were a loss of $65.8 million compared to net income of $24.2 million for the third quarter of 1995. Consumer lending results before the amortization of goodwill, for the first nine months of 1996 were a loss of $52.6 million compared to income of $64.8 million for the year ago period. Results before the amortization of goodwill, for the third quarter of 1996 were a loss of $65.7 million compared to income of $24.2 million in the third quarter of 1995. Consumer lending results, before the amortization of goodwill, for the first nine months of 1996 decreased $117.4 million from the first nine months of 1995 due primarily to higher provision for losses on receivables and higher operating expenses. For the third quarter of 1996 income before the amortization of goodwill decreased by $89.9 million from the third quarter of 1995 due primarily to higher provision for losses on receivables, higher operating expenses and lower revenues.

     The company previously announced that management intends to accelerate its efforts to reduce exposure to the non real estate loan segment of the portfolio by further curtailing production in that segment, liquidating selected portions of that segment and intensifying collection efforts. During the third quarter of 1996, the company adopted a plan to implement its previously announced intent and expanded the plan to include certain real estate secured portfolios. The plan covers $1.1 billion in receivables. Management intends to pursue the collection and liquidation of these receivables through a centralized collection unit that was established during the third quarter of 1996. In addition, arrangements have been made through existing relationships with outside third parties to assist in the accelerated collection effort.

     Revenues and average net receivables for the first nine months of 1996 were essentially unchanged from the comparable period of 1995. Revenue and average receivables in the first quarter of 1996, which were higher than the first quarter of 1995 due to the March 31, 1995 ITT acquisition, offset declines in revenues and average receivables in the second and third quarters of 1996. For the third quarter of 1996, revenues decreased $15.5 million (8%) from the third quarter of 1995 reflecting a decrease in average net receivables outstanding. The continuing runoff of the ITT portfolio, which included delinquent accounts purchased at a discount, contributed to the decrease in average net receivables along with the sales of two small non real estate loan portfolios, and runoff in other portfolios which exceeded originations.

     Interest expense for the first nine months and third quarter of 1996 decreased $11.5 million (5%) and $9.3 million (11%) from the comparable year ago periods reflecting reduced borrowing rates and, in the third quarter of 1996, a reduced level of borrowings. Other operating expenses for the first nine months and third quarter of 1996 increased $32.1 million (19%) and $18.2 million (32%) over the same periods a year ago reflecting increased expenses on disposition of repossessed assets; increased advertising costs; higher contract service fees pertaining to customer service, collections and consolidating processing functions into a centralized environment; and a $6.4 million write down of the company's computer delivery system.

     The provision for losses on receivables for the first nine months and third quarter of 1996 increased $176.8 million and $125.6 million compared to the same periods a year ago primarily due to recent increased delinquencies and increased credit losses as well as the adoption of the plan discussed above. Net credit losses for the first nine months and third quarter of 1996 increased $46.1 million (73%) and $14.5 million (64%) over the comparable periods of 1995. Losses on non real estate loans represented $16.1 million and $1.7 million of the increase in the first nine months and third quarter of 1996 over the comparable periods of 1995 primarily reflecting increasing levels of consumer bankruptcies. Increased losses from the ITT portfolio represented $13.4 million and $2.1 million of the increases for the first nine months and third quarter of 1996 compared to the same periods of 1995. Excluding ITT, real estate losses represented $16.6 million and $10.7 million of the increases in the first nine months and third quarter of 1996 over the same periods of 1995 reflecting increased California foreclosure activity.
Net credit losses as a percentage of average net outstandings were 3.06% and 3.19% for the first nine months and third quarter of 1996 compared to 1.77% and 1.78% for the same periods of 1995. In addition to higher credit losses, the increase in the percentage for the third quarter of 1996 was affected by lower outstanding receivables.

     Net consumer finance receivables at September 30, 1996 and December 31, 1995 were $4.6 billion and $4.9 billion of which $3.8 billion and $4 billion were real estate secured loans, principally first and second mortgages secured by residential properties. Approximately 35% of the real estate secured loans were located in California. The decrease in net receivables was primarily due to the continuing liquidation of the ITT portfolio, the sale of two small non real estate portfolios and runoff in other portfolios which exceeded originations.

     Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $176.3 million (3.72% of finance receivables outstanding) at September 30, 1996 compared to $143.6 million (2.79% of finance receivables outstanding) at December 31, 1995.
Approximately one third of the increase in the delinquency percentage was due to the effects of lower outstanding receivables at September 30, 1996 with the remainder caused by an increase in delinquencies of $32.7 million. Real estate loan delinquency increased by $20.4 million and non real estate loan delinquency increased by $12.3 million.

     Total delinquent finance receivables were 3.72% of receivables outstanding at September 30, 1996. At September 30, 1996 delinquencies on the $1.1 billion of other receivables segregated for liquidation (discussed above) were 7.39% of receivables outstanding while delinquencies in the remaining core portfolio were 2.55% of receivables outstanding. Total delinquencies were 2.79% of receivables outstanding at December 31, 1995.

     Management has established an allowance for losses equal to 6.29% of net consumer finance receivables outstanding at September 30, 1996 compared to 3.32% at December 31, 1995. This increase is in response to recent increased delinquencies as well as the adoption of the plan to implement management's previously announced intent to accelerate its efforts to reduce its exposure to the non real estate loan segment discussed above. The September 30, 1996 allowance comprises 4.69% of real estate secured and other finance receivables, and 11.3% of receivables segregated for liquidation.

     Accrual of interest and other finance charges is suspended on accounts that become contractually past due more than 29 days. At September 30, 1996 and December 31, 1995 such nonearning net receivables amounted to $357.9 million and $308 million. Payments received on accounts while in nonaccrual status are applied to principal and interest income according to the terms of the loan.

     When foreclosure proceedings begin on an account secured by real estate, the account is moved from finance receivables to other assets and is written down to the lower of the account balance or the fair value of the collateral less estimated selling costs. Accounts in foreclosure and repossessed assets held for sale totaled $209.8 million at September 30, 1996 of which 58% pertained to California. Accounts in foreclosure and repossessed assets held for sale totaled $207.3 million at December 31, 1995, of which 69% pertained to California.

     Since any change in the trends in the level of receivables, credit losses, delinquencies, accounts in foreclosure, repossessed assets and results of operations may be impacted by factors such as economic conditions, competition, and for accounts secured by real estate, the state of the real estate market, particularly in California, the extent and timing of any change in these trends is uncertain.

Commercial Lending

     Commercial lending net income for the first nine months and third quarter of 1996 was $44.4 million and $17.8 million compared to $36.5 million and $10.7 million for the corresponding periods of 1995. Commercial lending income, before the amortization of goodwill, was $51.5 million and $20.1 million in the first nine months and third quarter of 1996 compared to $43.6 million and $13.1 million in the same periods of 1995.

     Commercial lending income, before the amortization of goodwill, for the first nine months and third quarter of 1996 increased $7.9 million (18%) and $7 million (54%) from 1995's first nine months and third quarter. Third quarter 1996 operating results included a $4.5 million benefit resulting primarily from the resolution of previously disputed issues relating to the 1995 sale of Puerto Rican assets. Results for the first nine months of 1995 included a $4.8 million after tax gain from the sale of a portfolio of consumer rediscount loans in the first quarter, $2 million of which was included in third quarter operating income when certain seller contingencies expired. Excluding the items discussed above, commercial lending income before the amortization of goodwill, for the first nine months and third quarter of 1996 increased $8.2 million (21%) and $4.5 million (41%) primarily due to increased margins. Margins were enhanced during the first nine months and third quarter of 1996 due to the higher spread between the indices at which the commercial lending operation loaned to customers versus the indices at which funds were borrowed and higher average receivables outstanding due to growth in each of the core businesses.

     Revenues in the first nine months of 1996 decreased $6.5 million (2%) and increased $1.5 million (2%) for the quarter over the corresponding 1995 periods. The decrease was primarily attributable to the gain on sale of the rediscount loan portfolio in 1995. Higher average net receivables outstanding attributable to receivable growth contributed to increased revenues particularly in the third quarter.

     Interest expense decreased $6.1 million (6%) and $350,000 (1%) in the first nine months and third quarter of 1996 over the comparable 1995 periods due to a lower average interest rate on borrowings. Operating expenses for the first nine months and third quarter decreased $4.1 million (4%) and $4.6 million (12%) respectively. The decrease was primarily a result of the third quarter 1996 reversal of reserves related to the resolution of previously disputed issues associated with the 1995 sale of Puerto Rican assets. The provision for losses on receivables decreased $6.7 million (61%) and $3.1 million (97%) from the first nine months and third quarter of 1995. The decreases were mainly the result of the reversal of reserves no longer required due to the collection of previously reserved receivables in the liquidating portfolio. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were .07% and .04% for the first nine months and third quarter of 1996 compared to .26% and .11% for the comparable periods of 1995. The decline was primarily due to the relatively higher level of credit losses in 1995 related to the consumer rediscount portfolio which was sold during the first quarter of 1995.

     Net commercial finance receivables outstanding increased $264.8 million (9%) from December 31, 1995. Receivables growth was experienced in each of the core businesses. The core businesses comprise business credit and inventory finance. The Business Credit grew $177 million primarily due to growth in the equipment finance and leasing operation. Inventory finance experienced an increase of $90 million primarily due to increased penetration of existing markets through joint venture alliances and other activities. Management has established an allowance for losses equal to 2.41% of net commercial finance receivables outstanding as of September 30, 1996 compared to 2.54% at December 31, 1995.

     Delinquent receivables are defined as the instalment balance for inventory finance and asset based lending receivables and the outstanding loan balance for all other receivables over 60 days past due. Delinquent receivables were $8.1 million (0.25% of receivables outstanding) at September 30, 1996 compared to $8.2 million (0.28% of receivables outstanding) at December 31, 1995.

     Nonearning receivables are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due accounts are collected. Nonearning receivables were $15.2 million (0.47% of receivables outstanding) at September 30, 1996 compared to $15.5 million (0.53% of receivables outstanding) at December 31, 1995.

Leasing

     Leasing net income for the first nine months and third quarter of 1996 was $58.1 million and $21.5 million compared to $54.2 million and $20.2 million for the first nine months and third quarter of 1995. Leasing income, before the amortization of goodwill, was $59.7 million and $22 million in the first nine months and third quarter of 1996 compared to $55.8 million and $20.7 million in the corresponding periods of 1995.

     Leasing income, before the amortization of goodwill, for the first nine months and third quarter of 1996 increased $3.9 million (7%) and $1.3 million (7%) over the first nine months and third quarter of 1995. These increases were primarily due to a larger portfolio of finance leases, and lower ownership and operating costs for the rail trailer business, partially offset by lower chassis earnings resulting from lower rental and utilization rates.

     Revenue for the first nine months of 1996 increased $5.4 million (1%) over the corresponding 1995 period, primarily due to a larger on-hire fleet of refrigerated and tank containers, and European trailers and a larger portfolio of finance leases. Partially offsetting these revenue increases were lower revenues in standard container resulting from lower utilization and rental rates. Rail trailers also reported lower revenues due to lower gains on the sale of equipment.

     Revenue for the third quarter of 1996 decreased $600,000 (-%) from the 1995 third quarter due to lower utilization and rental rates in standard containers, partially offset by increased revenue from a larger on-hire fleet of refrigerated containers and European trailers and a larger finance lease portfolio.

     Expenses for the first nine months of 1996 increased $6.9 million (2%) over the corresponding 1995 period. Expenses for the third quarter of 1996 decreased $300,000 from the third quarter of 1995. The nine month increase was mainly due to larger refrigerated container, chassis and European trailer fleets, partially offset by a smaller rail trailer fleet.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 81% for both the first nine months and third quarter of 1996 compared to 86% and 85% for the first nine months and third quarter of 1995. Rail trailer utilization was 80% and 81% for the first nine months and third quarter of 1996 compared to 75% and 74% for the first nine months and third quarter of 1995. European trailer utilization was 92% for the first nine months and third quarter of 1996 compared to 95% and 94% for the first nine months and third quarter of 1995.

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

     Derivative financial instruments with a notional amount of $1,110.7 million at September 30, 1996 and $764.4 million at December 31, 1995 and designated as hedges of the Company's liabilities were outstanding.

     While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At September 30, 1996, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. At September 30, 1996 and December 31, 1995 the fair value of the Company's derivative financial instruments was a net obligation of $3.6 million and $19.4 million comprising agreements with aggregate gross benefits of $9.2 million and $1.7 million and agreements with aggregate gross obligations of $12.8 million and $21.1 million.

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

Date:  November 8, 1996