Form 10-Q/A
period 1996-09-30
TRANSAMERICA FINANCE CORP
filed 1996-11-14
CIK 99193

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             __________________


                                FORM 10-Q/A-1

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1996


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

Transamerica Finance Corporation hereby amends, as set forth below, its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 filed on November 8, 1996 to correct the amount shown in the line item "Unallocated Items" under "Third Quarter Income (Loss) - 1995."


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                   REVENUES AND INCOME BY LINE OF BUSINESS
                                      Nine months ended September 30,               Third Quarter
                                      Revenues              Income (Loss)           Income (Loss)
                                  1996        1995         1996      1995         1996        1995
                                                         (Amounts in millions)


Consumer lending .............  $  579.2    $  578.1      $(52.7)   $ 64.8      $(65.8)     $ 24.2
Commercial lending ...........     288.0       294.5        51.5      43.6        20.1        13.1
Leasing ......................     548.6       543.2        59.7      55.8        22.0        20.7
Unallocated items ............       9.9         9.0         0.4      (1.3)        1.1        (0.5)
Amortization of goodwill .....                              (8.7)     (8.7)       (2.9)       (2.9)
                                ________    ________      ______    ______      ______      ______
Total revenues and net
    income ...................  $1,425.7    $1,424.8      $ 50.2    $154.2      $(25.5)     $ 54.6
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

Date:  November 13, 1996