Form 10-K405
period 1996-12-31
TRANSAMERICA FINANCE CORP
filed 1997-03-25
CIK 99193

Page 1
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

     Number of shares of common stock, $10 par value, outstanding as of close of business on March 21, 1996: 1,464,285.

     The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                              TABLE OF CONTENTS


                                                                       Page
                                                                       ____

Part I:
  Item  1.  Business .................................................   3
  Item  2.  Properties ...............................................  19
  Item  3.  Legal Proceedings ........................................  19
  Item  4.  Submission of Matters to a Vote of Security Holder .......  19


Part II:
  Item  5.  Market for Registrant's Common Equity and Related Stock-
            holder Matters ...........................................  19
  Item  6.  Selected Financial Data ..................................  19
  Item  7.  Management's Discussion and Analysis of Financial Condi-
            tion and Results of Operations ...........................  19
  Item  8.  Financial Statements and Supplementary Data ..............  19
  Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ......................  19
Part III:
  Item 10.  Directors and Executive Officers of the Registrant .......  20
  Item 11.  Executive Compensation ...................................  20
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management ...............................................  20
  Item 13.  Certain Relationships and Related Transactions ...........  20

Part IV:
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K .................................................  20

                                   PART I
ITEM 1.  BUSINESS

The Company

     Transamerica Finance Corporation is a wholly owned subsidiary of Transamerica Finance Group, Inc. ("TFG") which is a wholly owned subsidiary of Transamerica Corporation. Transamerica Corporation ("Transamerica") is a financial services organization which engages through its subsidiaries in consumer lending, commercial lending, leasing, life insurance and real estate services. Transamerica Finance Corporation includes Transamerica's consumer lending, commercial lending and leasing operations. Unless the context indicates otherwise, the terms "Company" and "Registrant" as used herein refer to Transamerica Finance Corporation and its subsidiaries.

     The Company was incorporated in Delaware in 1931 under the name Pacific Finance Corporation, as successor to a California corporation of the same name organized in 1920.

     On March 13, 1997, Transamerica announced that it intends to sell substantially all of its consumer lending operation as part of its strategy to redeploy its capital while moving ahead with a plan to build a new, centralized real estate secured lending operation. The assets to be offered for sale include approximately $3.6 billion of gross receivables, principally real estate secured loans, a network of approximately 420 branch offices and other assets, including intangibles, of approximately $100 million. In addition, another $550 million of real estate secured loans, non real estate secured loans and foreclosed properties will be sold or liquidated separately. This amount includes approximately $300 million remaining from the $1.1 billion segregated in the plan announced in 1996 to accelerate efforts to reduce the consumer lending operations exposure to non real estate consumer loans by further curtailing production of these loans, liquidating most of the non real estate loan portfolio and intensifying collection efforts. Net proceeds from the sale will be used to reduce debt, fund the new centralized operations, purchase Transamerica common stock and for other corporate purposes.

     On October 14, 1996, Transamerica acquired all of the outstanding shares of Trans Ocean Ltd., a closely held container leasing company, in exchange for approximately 1.6 million shares ($112.7 million) of Transamerica common stock of which 337,000 shares ($24.2 million) remain in escrow pending the resolution of certain items.

     On March 31, 1995, Transamerica purchased for $1,027.3 million in cash substantially all the assets and assumed certain liabilities of the home equity business of ITT Consumer Financial Corporation (ITT). Transamerica did not assume any borrowings, tax liabilities or contingent liabilities of ITT. The initial financing of the acquisition was provided through short-term bank loans which have been repaid and refinanced with long-term debt.

     On March 15, 1994, Transamerica acquired substantially all the operating assets of the Container Operations of Tiphook plc ("Tiphook"), a London-based transportation equipment rental company, including certain dry cargo containers, tank containers, tank chassis, operating leases and other assets (collectively the "Container Operations") for $1.1 billion in cash. Transamerica assumed certain specified liabilities of the Container Operations including trade accounts payable. Transamerica did not assume any borrowings, tax liabilities or contingent liabilities of Tiphook. The initial financing of the acquisition was provided through short-term bank loans which have been repaid and refinanced with long-term debt.

     The Company provides funding for its subsidiaries' consumer lending, commercial lending and leasing operations and for the operations of certain wholly owned subsidiaries of TFG. Capital is allocated among the operations on the basis of expected returns and creation of shareholder value. The Company's total notes and loans payable were $9.9 billion at December 31, 1996 and $9.7 billion at December 31, 1995. Variable rate debt was $5.5 billion at December 31, 1996 compared to $4.8 billion at December 31, 1995. The ratio of debt to tangible equity was 6.9:1 at December 31, 1996 and 7.0:1 at December 31, 1995. Tangible equity is defined as total equity less goodwill plus minority interest.

     The Company offers publicly, from time to time, senior or subordinated debt securities. Public debt issued totaled $688 million in 1996, $832 million in 1995 and $1,516 million in 1994. Under a shelf registration filed in April 1995 with the Securities and Exchange Commission the company may offer up to $3 billion of senior or subordinated debt securities (which may include medium term notes) with varying terms, of which $1.9 billion had not been issued at December 31, 1996. For a further discussion regarding borrowing operations and derivative activity, see Note D, Notes and Loans Payable in the financial statements included in Item 8.

     Liquidity is a characteristic of the Company's operations since the majority of the assets consist of finance receivables. Principal cash collections of finance receivables totaled $17.4 billion during 1996, $17.5 billion during 1995 and $14.8 billion during 1994.

BUSINESS SEGMENT INFORMATION

     "Note J. Business Segment Information" in the financial statements included in Item 8 is incorporated herein by reference.

     The Company's business activities are more fully described below. Unless otherwise indicated, all dollar and other amounts represent information as of December 31, 1996.

     Consumer Lending

     Consumer lending services are provided by Transamerica Financial Services, based in Los Angeles, California, which has approximately 500 branch lending offices. Branch offices are located in the United States, Canada (19) and the United Kingdom (13). In 1996, the consumer lending operation began a restructuring to refocus on real estate secured first and second mortgage lending using a new business model to convert from a branch based system to centralize back office support, reduce operating costs and implement database marketing. The consumer lending operation also announced in 1996 a plan to accelerate efforts to reduce its exposure to non real estate consumer loans by further curtailing production of these loans, liquidating most of the non real estate loan portfolio, and intensifying collection efforts. After expansion to include certain real estate secured loans, the plan covered a total of $1.1 billion in receivables. On March 13, 1997, Transamerica announced that it intends to sell substantially all of its consumer lending operation as part of its strategy to redeploy its capital while moving ahead with a plan to build a new, centralized real estate secured lending operation.

     During 1994 and 1995 the consumer lending operation continued to broaden its receivables portfolio by expanding its revolving real estate secured lines of credit, its personal loan business (which includes loans secured by automobiles or other property as well as unsecured loans), its purchase from dealers of retail finance contracts covering principally appliances, furniture and services, credit insurance and retail used automobile financing. The products offered by the consumer lending operation have traditionally been fixed rate; in 1995 the company commenced offering variable rate products.

     The consumer lending operation's primary business is making fixed rate home equity loans that generally range up to $200,000. Of the company's net finance receivables outstanding at December 31, 1996, 83% are secured by real estate, principally one to four family residential properties. Of the consumer lending operation's net finance receivables secured by real estate, 54% are secured by first mortgages. The consumer lending operation's policy generally limits the amount of cash advanced on any one loan, plus any existing mortgage, to between 70% and 80% (depending on location) of the appraised value of the mortgaged property, as determined by qualified independent appraisers at the time of loan origination.

     The consumer lending operation's principal market involves the origination and servicing of home equity loans for debt consolidation and other purposes. Traditionally, the company has relied on an extensive loan-by-mail program, currently involving approximately 50 million solicitation pieces annually, to attract potential customers. However, competition has been increasing in the U.S. home equity market, and competitors include numerous other finance companies, banks, savings associations and mortgage bankers as well as loan brokerage operations. In response, the consumer lending operation's competitive strategies have included product diversification and emphasis on superior service to better meet customer needs as well as exploration of additional products and certain foreign markets.

     The following table sets forth certain statistical information relating to the consumer lending operation's finance receivables for the years indicated.
                                          Years Ended December 31,
                                     __________________________________
                                       1996         1995         1994
                                        (Dollar amounts in millions)
Volume of finance receivables
    acquired:
  Secured by residential
    real estate(1) ................  $1,326.6     $2,067.9     $1,708.8
  Other(2) ........................     402.9        759.4        696.3
                                     ________     ________     ________
    Total                            $1,729.5     $2,827.3     $2,405.1
                                     ========     ========     ========
Finance receivables outstanding
    at end of year:
  Principally secured by residen-
    tial real estate(3) ...........  $3,678.3     $5,150.8     $4,340.0
  Less unearned finance charges ...     128.8        214.5        198.0
                                     ________     ________     ________
  Net finance receivables - core
    business ......................   3,549.5      4,936.3      4,142.0
  Other receivables - special
    assets(3) .....................     484.2
  Less unearned finance charges -
    special assets ................      21.9
                                     ________
  Net finance receivables -
    special assets ................     462.3
                                     ________     ________     ________
  Net finance receivables before
    foreclosures                      4,011.8      4,936.3      4,142.0
  Foreclosures in process(4) ......     144.3        112.7         79.3
                                     ________     ________     ________
  Net finance receivables .........  $4,156.1     $5,049.0     $4,221.3
                                     ========     ========     ========
Allowance for losses at end of
    year(5):
  Core business ...................  $  160.7     $  164.1     $  117.2
  Special assets ..................     110.0
Ratio to outstandings less
    unearned finance charges(5):
  Core business ...................     4.53%        3.32%        2.83%
  Special assets ..................    23.80%
Provision for credit losses
    charged to income(6) ..........  $  272.9      $  97.8     $   82.2

Credit losses (net of recoveries):
  Real estate secured finance
    receivables(7) ................  $  105.3     $   64.8     $   46.9
  Non-real estate secured finance
    receivables(8) ................      53.0         39.0         28.3
Ratio to average net finance
    receivables outstanding(9) ....     3.38%        2.15%        1.93%

_______
     (1) Volume for 1996 was lower than 1995 because volume for 1995 includes $1 billion acquired from ITT on March 31, 1995. Excluding the effects of that acquisition, volume in 1996 increased as a result of the consumer lending operation's increased marketing effort. Loan originations in 1995, excluding the effects of the ITT acquisition, were less than in 1994 principally due to a decline in renewal volume (which was caused in part by a return to higher rates in early 1995) and increased competition. The 1994 volume also included $117 million of purchased receivables.

     (2) The decrease in 1996 reflects a curtailment in consumer lending's non real estate secured loan business.

     (3) In the fall of 1996 a plan was announced to accelerate efforts to reduce exposure to non real estate consumer loans and certain real estate loans by further curtailing production of these loans, liquidating parts of the loan portfolio and intensifying collection efforts. The plan covered a total of $1.1 billion in receivables as of September 30, 1996. In the fourth quarter $422.4 million of these receivables were sold and $106.3 million were transferred back into the base business portfolio leaving $462.3 million remaining at December 31, 1996 after collections and charge offs. Other declines in 1996 were attributable to expected payoffs of accounts acquired from ITT, which contributed to the increase in outstandings in 1995 over 1994, as well as other payoffs exceeding loan originations.

     (4) Foreclosures in process have continued to increase reflecting a continued growth in California foreclosure activity to recover real estate collateralized receivables. Foreclosures in process are carried at their estimated net realizable value.

     (5) The increase in 1996 reflects added provisions due to higher charge offs and higher delinquency during the year. The increase in 1995 is due to the acquisition of the ITT portfolio on March 31, 1995, parts of which were purchased at a discount to reflect the delinquency in the portfolio.

     (6) The provision for credit losses increased in 1996 and 1995 due to increases in credit losses and higher delinquency (see notes 7 and 8 below). In addition, in the third quarter of 1996, the consumer lending operation established a $125 million allowance in conjunction with the plan discussed in note 3 above.

     (7) The increases were primarily due to continued sluggishness in the California economy and a continued weak California real estate market. In the fourth quarter of 1995, the company consolidated and accelerated California branch foreclosure activity and also recognized credit losses that had been anticipated in connection with the ITT acquisition, both of which contributed to the increase over 1994. Credit losses exclude losses on the disposal of repossessed assets, which amounted to $3.5 million in 1996, $15.4 million in 1995 and $7.3 million in 1994, and which are classified as operating expenses. The 1995 increase in losses on the disposal of repossessed assets was mainly due to the consolidation and acceleration of foreclosure activity in California.

     (8) The increases were caused by growth in the related outstanding receivables which tend to have a higher loss ratio than the real estate secured portfolio. Because new receivables generally do not go into default for some period of time after origination, the increases also reflect the "seasoning" of this portfolio.

     (9) The increased ratios were due to corresponding fluctuations in credit losses (see notes 7 and 8 above).

                            _____________________

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

     Delinquent Receivables. The following table shows the ratio of consumer finance receivables which are contractually past due 60 days or more and for which the foreclosure process has not commenced to finance receivables outstanding for each category and in total for the years indicated:

                                         As of December 31,
                                       ______________________
                                        1996    1995    1994
     Finance receivables principally
       secured by residential real
       estate(1) ..................     3.17%   2.79%   2.08%
     Other receivables - special
       assets(2) ..................    21.34
                                       ______   _____   _____
       Total ......................     5.28%   2.79%   2.08%
                                       ======   =====   =====
_______
     (1) The increases in 1996 and 1995 were due to worsening in the condition of the non ITT portfolio and the ITT portfolio acquisition which included the purchase of delinquent accounts at a discount.

     (2)  Represents delinquent accounts segregated for liquidation.

                              ________________

     Nonearning Receivables. Nonearning consumer finance receivables, which are defined generally as those past due more than 29 days and for which the foreclosure process has not commenced, amounted to $466.9 million, $308 million and $194.3 million at December 31, 1996, 1995 and 1994. Payments received on nonearning receivables are applied to principal and interest according to the terms of the loan; however, accrued interest receivable and amortization of other finance charges are recognized in income only on accounts past due less than 30 days.

     Accounts in Foreclosure and Repossessed Assets. When foreclosure proceedings begin on an account secured by real estate, the account is written down to the fair value of the collateral, less estimated selling costs. Accounts in process of foreclosure totaled $144.3 million, $112.7 million and $79.3 million at December 31, 1996, 1995 and 1994. Repossessed assets held for sale totaled $83.1 million, $94.6 million and $146.8 million at December 31, 1996, 1995 and 1994. The total increase in 1996 reflects continued high foreclosure activity, especially in California.

     Commercial Lending

     Commercial lending services are provided by two core business units: distribution finance and business credit. The commercial lending business operates from 20 branch lending offices located in the United States (14), Canada (2) and Europe (4). The lending activities of these core businesses are discussed below.

     Distribution finance (formerly inventory finance) primarily provides wholesale financing which consists principally of financing dealers' purchases from distributors or manufacturers of goods for inventory. The products financed include boats, recreational products, electronics and appliances, manufactured housing, lawn and garden equipment and information technology products. Loan terms typically provide for repayment within 30 days following sale of the inventory by the borrower. After initial review of a borrower's credit worthiness, the ongoing management of credit risk in this area may include various monitoring techniques, such as periodic physical inventory checks and review of the borrower's sales, as well as maintenance of repurchase agreements with manufacturers which provides a degree of security in the event of a repossession. Distribution finance also provides complementary retail, leasing and asset recovery services.

     Business credit consists of secured loans, primarily revolving, to manufacturers, distributors and selected service businesses and collateralized equipment lending. The asset based lending loans are collateralized and consist of retained credit lines typically from $5 million to $40 million with terms ranging from three to five years. Actual borrowings originated by business credit's asset based lending group are limited to specified percentages of the borrower's inventory, receivables and other eligible collateral which are regularly monitored to ascertain that receivables outstanding are within approved limits. Credit risk is managed by monitoring the quality and performance of the borrower's collateral and compliance with financial covenants. The equipment finance and lease division of business credit provides collateralized equipment loans and leases secured by equipment essential to the borrower's business. Credit risk is managed by rigorous underwriting and transaction structuring which provides an acceptable collateral coverage. Collateral coverage is enhanced by structuring loans such that loan balances amortize at a faster rate than the underlying equipment depreciates. In addition, most leases are structured with guaranteed residuals and those residuals without guarantees are recorded using conservative estimates of the projected fair market value of the collateral at lease expiration. In addition to orginating loans, business credit purchases participations in loans orginated by others.

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

     In 1995, the commercial lending operation sold for cash a portfolio of consumer rediscount loans totaling $118 million of net outstanding receivables which resulted in an after tax gain of $4.8 million.

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

     The following table sets forth certain statistical information relating to the commercial lending operation's finance receivables for the years indicated.

                                            Years Ended December 31,
                                      _____________________________________
                                        1996          1995          1994
                                          (Dollar amounts in millions)
Volume of finance receivables
    acquired:
  Distribution finance(1) .........  $ 8,315.6     $ 7,479.4     $ 7,347.4
  Business credit(2) ..............    8,528.8       8,929.8       6,602.2
                                     _________     _________     _________
    Core businesses ...............   16,844.4      16,409.2      13,949.6
  Other ...........................        0.1          18.8          74.9
                                     _________     _________     _________
    Total ........................   $16,844.5     $16,428.0     $14,024.5
                                     =========     =========     =========
Finance receivables outstanding
    at end of year:
  Distribution finance(3) .........  $ 2,530.9     $ 2,242.2     $ 2,078.5
  Business credit(4) ..............      953.4         680.8         655.0
                                     _________     _________      _________
    Core businesses ...............    3,484.3       2,923.0       2,733.5
  Other ...........................        3.2           6.9          75.3
                                     _________     _________     _________
                                       3,487.5       2,929.9       2,808.8
  Less unearned finance charges ...      122.7          58.4          36.2
                                     _________     _________     _________
  Net finance receivables .........  $ 3,364.8     $ 2,871.5     $ 2,772.6
                                     =========     =========     =========

Allowance for losses at end of
  year(5) .........................  $    77.1     $    73.0     $    86.5
Ratio to outstandings less
    unearned finance charges:(6) ..      2.29%         2.54%         3.12%
  Provision for credit losses
  charged to income ...............  $     7.8     $    14.1     $    18.7

Credit losses (net of
  recoveries) .....................  $     3.2     $     8.8     $     8.7
Ratio to average net finance
  receivables outstanding:(7) .....      0.10%         0.32%         0.32%

_______
     (1) The 1996 increase is due to aggressive sales and marketing in most of the products financed.

     (2) The decrease in 1996 is due to lower direct originations offset in part by an increase in purchased participations relative to 1995. The increase in 1995 reflects a shift in focus from purchasing participations from other financial institutions to originating and selling participations in loans.

     (3) The 1996 increase is due to aggressive sales and marketing in most of the product lines financed. The 1995 increase was due mainly to increased volume and a slower turnover in customer inventories.

     (4) The 1996 increase is primarily due to an increase in net receivables in the equipment finance and lease division. The 1995 increase is primarily due to the addition of $123.9 million of net receivables in the equipment finance and lease division offset by the sale of $118 million of rediscount loans.

     (5) The 1996 increase in the allowance for losses was attributable to receivables growth in the core businesses. The 1995 decrease in the allowance for losses was attributable to the sale of the Puerto Rico receivables portfolio which had a larger reserve requirement and more than offset the increase due to growth in the core businesses.

     (6) The decline is primarily due to the decreased allowance from portfolios sold and liquidated which had a larger percentage reserve requirement and continued improvement in the credit quality of accounts in the core businesses.

     (7) The changes in ratios were due to corresponding fluctuations in credit losses.

                            _____________________

     Delinquent Receivables. Delinquent receivables are defined as the instalment balance for inventory finance and business credit asset based lending receivables more than 60 days past due and the receivable balance for all other receivables over 60 days past due.

     The following table shows the ratio of delinquent commercial finance receivables to finance receivables outstanding for each category and in total as of the end of each of the years indicated.

                                           As of December 31,
                                         ______________________
                                          1996    1995    1994

     Distribution finance ...........    0.30%    0.20%    0.11%
     Business credit ................        _        _        _
                                         _____    _____    _____
       Core businesses ..............     0.22     0.15     0.08

     Other(1) .......................    79.23    53.47    20.63
                                         _____    _____    _____
       Total  .......................    0.29%    0.28%    0.63%
                                         =====    =====    =====


_______

     (1) Represents finance receivables retained from businesses sold or exited which are being liquidated. The increase in the 1996 and 1995 ratios resulted from the reduction in receivables outstanding primarily due to the sale of the Puerto Rico portfolio in 1995 which had a lower delinquency ratio in relation to the other receivables included in this caption. The remaining balance as of December 31, 1996 totals $3.2 million.
                            _____________________

     Nonearning Receivables. Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent or sooner if it appears doubtful they will be fully collectible. Accrual of finance charges is suspended on nonearning receivables until past due amounts are collected. Nonearning receivables were $15.7 million (0.45% of receivables outstanding), $15.5 million (0.53% of receivables outstanding), and $21.9 million (0.78% of receivables outstanding) at December 31, 1996, 1995 and 1994.

     Leasing

     Transamerica Leasing Inc. leases, services and manages containers, chassis and trailers throughout the world. The leasing operation is based in Purchase, New York and maintains approximately 400 offices, depots and other facilities in 48 countries. The company specializes in intermodal transportation equipment, which allows goods to travel by road, rail or ship. The company's customers include railroads, steamship lines, distribution companies and motor carriers.

     On October 14, 1996 the leasing operation acquired Trans Ocean Ltd., a container leasing company, in exchange for approximately 1.6 million shares ($112.7 million) of Transamerica common stock. The Trans Ocean fleet comprised approximately 185,600 owned, leased and managed units consisting of a variety of intermodal equipment types.

     On March 15, 1994, the leasing operation purchased substantially all of the assets of the container rental businesses of Tiphook plc for $1.1 billion. The acquired fleet of standard containers and tank containers totaled 363,000 units.

     The leasing operation is one of the largest lessors of intermodal transportation equipment in the industry based on units of equipment available for hire. The leasing operation competes by providing a high level of service through an extensive worldwide network of offices and third party depots and by offering a wide variety of equipment and lease types. The leasing operation's management information system provides employees and other users, including customers around the world, with on-line access to key billing and operational information. The leasing operation's main competitors are other transportation equipment leasing companies. The leasing operation experienced increased competition in 1996 due to growth in the size of the worldwide container fleet and a slower rate of growth in world trade.

     At December 31, 1996, the leasing operation's fleet consisted of standard twenty and forty foot dry containers and specialized containers such as refrigerated containers, tank containers, high cube, open top and flatrack equipment types, chassis and U.S. domestic containers totaling 896,300 units which are owned or managed, and leased from approximately 370 depots worldwide; 34,500 rail trailers leased to all major United States railroads and to roll on/roll off steamship operators, shippers, shippers' agents and regional truckers; and 10,300 over-the-road trailers in Europe.

     The following table sets forth the leasing operation's fleet size, in units, as of December 31, of the year indicated:

                                     As of December 31,
                                 _________________________
                                  1996     1995     1994

     Containers and chassis(1)   896,300  708,400  685,400
     Rail trailers(2) .........   34,500   36,900   39,300
     European trailers(3) .....   10,300    7,700    5,700

_______
     (1)  The 1996 increase was largely due to the acquisition of Trans Ocean.

     (2) The 1996 and 1995 decreases resulted from the sale of older units as intermodal loadings declined year to year.

     (3) The 1996 and 1995 increases reflect expansion into the European trailer market.
                              ___________________

     The percent of the leasing operation's fleet on term lease or service contract minimum lease was 53% in 1996, 51% in 1995 and 47% in 1994. The increase in 1996 reflects the continuing trend toward increasing term and service contract minimum leases which was partially reduced by a lower percentage of term and service contract minimum leases from the acquired Trans Ocean fleet. The increase in 1995 reflected the full integration of the Tiphook container fleet into the leasing operation's fleet. At December 31, 1996 lease terms were one to 15 years.

     The following table sets forth the leasing operation's fleet utilization for the years indicated:
                                       Years Ended December 31,
                                       ________________________
                                         1996    1995    1994

     Containers and chassis(1) .....      81%     85%     81%
     Rail trailers(2) ..............      82%     77%     92%
     European trailers(3) ..........      92%     95%     96%

_______
     (1) The 1996 decline is associated with lower equipment demand due to a slower rate of growth in world trade compared to growth in the size of the worldwide container fleet. The 1995 increase was due to higher demand resulting from higher export levels from China and the Far East.

     (2) The 1996 increase resulted from a continuing strong U.S. economy and a decline in the supply of equipment. The 1995 decline was due to decreased U.S. intermodal trailer loadings.

     (3) The level of utilization for 1996 declined from 1995 and 1994 due to a greater number of rental units in the fleet and flat demand in most of continental Europe.
                           _______________________

     The following tables set forth the volume of lease finance receivables acquired during the years indicated and the amount of lease finance receivables outstanding at the end of each such year:


                                      Years Ended December 31,
                                 ______________________________
                                  1996        1995        1994
                                   (Dollar amounts in millions)

     Volume of Lease Finance
     Receivables Acquired: (1)

     Domestic ................   $ 46.9      $ 22.7      $ 31.3
     Foreign .................    212.1       102.9       141.4
                                 ______      ______      ______
     Total ...................   $259.0      $125.6      $172.7
                                 ======      ======      ======

_______
     (1) The increase in 1996 reflects the overall improvement in the economy and increased sales and marketing programs.

                              ________________


                                             As of December 31,
                                     __________________________________
                                      1996        1995        1994
                                        (Dollar amounts in millions)

     Lease Finance Receivables
     Outstanding: (1)

     Domestic .....................  $ 37.4      $ 28.3      $ 25.5
     Foreign ......................   411.7       311.8       280.7
                                     ______      ______      ______
     Net finance receivables ......  $449.1      $340.1      $306.2
                                     ======      ======      ======

_______
     (1)  The 1996 increase was due mainly to increased volume.

                            ____________________


     Following is certain information regarding delinquent lease finance receivables. Because future changes may be impacted by factors such as economic conditions, the extent and timing of any change in the trend of delinquent receivables remains uncertain.

     Delinquent receivables are defined as the receivables contractually past due 60 days or more.

     The following table shows the ratio of delinquent lease finance receivables to total lease finance receivables outstanding as of the end of each of the years indicated.

                                         As of December 31,
                                     ________________________
                                      1996      1995      1994

     Lease finance (1) ............   0.10%     0.22%     0.45%

_______
     (1) The decrease in 1996 and 1995 is due to increased collection efforts by management.
                                   ____________________

     Certain information regarding credit losses on lease finance receivables for the leasing operation during the years indicated is set forth in the following table:

                                                Years Ended December 31,
                                             _____________________________
                                              1996      1995     1994
                                              (Dollar amounts in millions)

     Provision for credit losses charged
        to income .......................... $ 0.7     $(0.2)    $ 1.4

     Credit losses (net of recoveries) ..... $(0.3)    $(0.4)
     Ratio to average net finance
        receivables outstanding ............  0.08%     0.13%



EMPLOYEES

     The Company employed approximately 4,500 persons at December 31, 1996.



Return on Assets and Equity

     Certain information regarding the Company's consolidated return on assets and equity, and certain other ratios, are set forth below:

                                             Years Ended December 31,
                                           ____________________________
                                           1996       1995       1994

     Return on assets(1) ............        0.8%       1.8%       1.9%
     Return on equity(2) ............        5.6%      12.9%      12.4%
     Dividend payout ratio(3) .......      209.4%     111.0%      80.2%
     Equity to assets ratio(4) ......       13.8%      14.3%      15.2%
_______
     (1)  Net income divided by total average assets (2 point method).
     (2)  Net income divided by total average equity (2 point method).
     (3)  Cash dividends declared divided by net income.
     (4)  Average total equity divided by total average assets (2 point method).
                              _________________

Consolidated Ratios of Earnings to Fixed Charges

     The following sets forth the consolidated ratio of earnings to fixed charges for each of the five years ended December 31, 1996.

                                         Years Ended December 31,
                                   ____________________________________
                                   1996    1995    1994    1993    1992


                                   1.23    1.56    1.62    1.50    1.59

     The ratios were computed by dividing income before fixed charges, income taxes, and extraordinary loss on early extinguishment of debt in 1993 by the fixed charges. Fixed charges consist of interest and debt expense, and one-third of rent expense, which approximates the interest factor.

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

     Based upon information presently available, and in light of legal and other defenses and insurance coverage available to the Company, contingent liabilities arising from threatened and pending litigation, income taxes and other matters are not expected to have a material effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

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

          10.1 Amended and Restated Guaranty dated February 1, 1995 by the Registrant in favor of Corporate Asset Funding Company, Inc. et al (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1995).

          12      Ratio of Earnings to Fixed Charges Calculation.

          23 Consent of Ernst & Young LLP to the incorporation by reference of their report dated February 19, 1997 in the Registrant's Registration Statement on Form S-3 (File No. 33-58365).

          24 Power of Attorney executed by the directors of the Registrant.

          27      Financial Data Schedule.


     (b)  Reports on Form 8-K filed in the fourth quarter of 1996:  None

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

TRANSAMERICA FINANCE CORPORATION



Burton E. Broome
Vice President and Controller

Date: March 24, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

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

Principal Financial Officer:


David H. Hawkins                     Senior Vice President, Treasurer and
                                       Director

Principal Accounting Officer:


Burton E. Broome                     Vice President, Controller and Assistant
                                       Secretary


Directors:

THOMAS J. CUSACK*                    Director
RICHARD H. FINN*                     Director
EDGAR H. GRUBB*                      Director
DAVID H. HAWKINS*                    Director
FRANK C. HERRINGER*                  Director
STEVEN A. READ*                      Director
CHARLES E. TINGLEY*                  Director
ROBERT A. WATSON*                    Director

*Austin D. Kim
 Attorney-in-Fact

                         ANNUAL REPORT ON FORM 10-K

                ITEM 8, ITEM 14(a)(1) and (2), and ITEM 14(d)

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      LIST OF FINANCIAL STATEMENTS AND

                        FINANCIAL STATEMENT SCHEDULES

                                     and

                        FINANCIAL STATEMENT SCHEDULES

                        Year Ended December 31, 1996







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

TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements:

     The following consolidated financial statements of Transamerica Finance Corporation and subsidiaries are included in Item 8:

     Consolidated Balance Sheet--December 31, 1996 and 1995

     Consolidated Statement of Income--Years ended December 31, 1996, 1995 and 1994

     Consolidated Statement of Cash Flows--Years ended December 31, 1996, 1995 and 1994

     Consolidated Statement of Stockholder's Equity--Years ended December 31, 1996, 1995 and 1994

     Notes to Financial Statements--December 31, 1996

     Management's Discussion and Analysis of the Results of Operations

     Supplementary Financial Information--Years ended December 31, 1996 and
     1995


     The following consolidated financial statement schedule of Transamerica Finance Corporation and subsidiaries is included in Item 14(d):

     None


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

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholder and
Board of Directors
Transamerica Finance Corporation


     We have audited the accompanying consolidated balance sheet of Transamerica Finance Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows, and stockholder's equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerica Finance Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                    ERNST & YOUNG LLP


San Francisco, California
February 19, 1997
     Except for Note L, as to which the
     date is March 13, 1997

                     TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEET
                       (Amounts in millions, except for share data)

                                                                         December 31
                                                                      1996          1995
ASSETS
Cash and cash equivalents .....................................   $   431.8     $     2.7
Investment securities..........................................       126.3         139.1

Finance receivables, net of unearned finance charges
     and insurance premiums: ..................................     7,970.0       8,260.6

  Less allowance for losses ...................................      (352.3)       (241.2)
                                                                  _________     _________
                                                                    7,617.7       8,019.4
Property and equipment - less accumulated depreciation of
    $1,020.9 in 1996 and $882.6 in 1995:
  Land, buildings and equipment ...............................        73.3          46.1
  Equipment held for lease ....................................     3,118.5       2,862.0
Advances to Transamerica affiliates ...........................       319.5         187.8
Goodwill, less accumulated amortization of $131.1 in
  1996 and $119.5 in 1995 .....................................       328.3         339.9
Assets held for sale
  less valuation allowance of $1.8 in 1996 and
    $6.0 in 1995 ..............................................        86.5          99.1
Other assets ..................................................       403.6         410.1
                                                                  _________     _________
                                                                  $12,505.5     $12,106.2
                                                                  =========     =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Debt:
  Unsubordinated ..............................................   $ 8,969.5     $ 8,747.7
  Subordinated ................................................       904.6         942.2
                                                                  _________     _________
    Total debt ................................................     9,874.1       9,689.9

Accounts payable and other liabilities ........................       706.3         511.9
Income taxes payable, of which $176.4 in 1996 and
  $139.1 in 1995 is deferred ..................................       243.5         189.9

Stockholder's equity:
  Preferred stock - authorized, 250,000 shares without
    par value; none issued
  Common stock - authorized, 2,500,000 shares of $10 par value;
    issued and outstanding, 1,464,285 shares ..................        14.6          14.6
  Additional paid-in capital ..................................     1,667.5       1,594.6
  Retained earnings ...........................................                     103.5
  Net unrealized gain from investments marked to
    fair value ................................................         2.7           6.6
  Foreign currency translation adjustments ....................        (3.2)         (4.8)
                                                                  _________      ________
  Total stockholder's equity ..................................     1,681.6       1,714.5
                                                                  _________     _________
                                                                  $12,505.5     $12,106.2
                                                                  =========     =========


See notes to financial statements

                      TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF INCOME
                                    (Amounts in millions)

                                                             Years Ended December 31
                                                          1996         1995         1994
REVENUES
Finance charges ...................................    $1,152.7     $1,158.6     $1,012.9
Leasing revenues ...................................      689.1        669.5        594.2
Income from affiliates .............................       14.5         10.4         17.2
Other ..............................................       73.4         76.6         53.5
                                                       ________     ________     ________
  Total revenues ...................................    1,929.7      1,915.1      1,677.8

EXPENSES
Interest and debt expense ..........................      607.8        625.3        485.6
Depreciation on equipment held for lease ...........      255.0        236.6        197.3
Salaries and other operating expenses ..............      640.5        603.3        582.0
Provision for losses on receivables
   and assets held for sale ........................      280.7         91.8         99.1
                                                       ________     ________     ________
  Total expenses ...................................    1,784.0      1,557.0      1,364.0

Income before income taxes .........................      145.7        358.1        313.8
Income taxes .......................................       51.2        145.5        125.6

                                                       ________     ________     ________
Net income .........................................   $   94.5     $  212.6     $  188.2
                                                       ========     ========     ========

See notes to financial statements


                     TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Amounts in millions)

                                                            Years Ended December 31
                                                         1996          1995          1994
OPERATING ACTIVITIES
Net income .........................................  $     94.5   $    212.6   $    188.2
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization ....................       287.2        265.2        223.0
  Provision for losses on receivables ..............       280.7         91.8         99.1
  Amortization of discount on long-term debt .......         9.6         22.9         19.3
  Change in accounts payable and other liabilities..       115.1        (27.2)       (25.2)
  Change in income taxes payable ...................        (1.1)       147.7         40.7
  Other ............................................        29.7         30.4         94.3
                                                      __________   __________    _________
    Net cash provided by operating activities ......       815.7        743.4        639.4

INVESTING ACTIVITIES
Finance receivables originated .....................   (17,890.5)   (17,590.9)   (15,705.5)
Finance receivables collected ......................    17,442.9     17,494.8     14,846.7
Purchase of property and equipment held for lease ..      (406.8)      (591.7)      (455.3)
Sales of property and equipment held for lease .....       387.1         86.5         31.3
Purchase of investment securities .................        (24.3)       (25.5)       (15.4)
Sales or maturities of investment securities ......         31.5         15.1          9.0
Decrease (increase) in investments in and advances
  to affiliates ....................................      (131.7)        72.9        111.4
Purchase of finance receivables and other assets
  from ITT Consumer Financial Corporation ..........                 (1,027.3)
Purchase of the container division assets of
  Tiphook plc ......................................                              (1,061.4)
Other ..............................................       596.7        (28.8)      ( 31.3)
                                                      __________   __________   __________
    Net cash provided (used) by investing
     activities ....................................         4.9     (1,594.9)    (2,270.5)

FINANCING ACTIVITIES
Proceeds from debt financing .......................     6,779.3      8,281.5      7,189.4
Payments of debt ...................................    (6,933.0)    (7,333.6)    (5,528.1)
Capital contributions from parent company ..........        11.3        131.0         99.2
Cash dividends paid ................................      (198.0)      (232.4)      (151.0)
Return of capital ..................................       (51.1)
                                                      __________   __________   __________
  Net cash provided (used) by financing
   activities ......................................      (391.5)       846.5      1,609.5
                                                      __________   __________   ___________
Increase (decrease) in cash and cash equivalents ...       429.1         (5.0)       (21.6)

Cash and cash equivalents at beginning of year .....         2.7          7.7         29.3
                                                      __________   __________   __________
Cash and cash equivalents at end of year ...........  $    431.8   $      2.7   $      7.7
                                                      ==========   ==========   ==========

See notes to financial statements


                                  TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                                (Amounts in millions)
                                                                                    Net Unrealized
                                                                                      Gain (Loss)         Foreign
                                                       Additional                  From Investments       Currency
                                           Common        Paid-in      Retained         Marked to        Translation
                                            Stock        Capital      Earnings        Fair Value        Adjustments

Balance at December 31, 1993 ...........   $14.6       $1,356.5       $  87.1                             $ (8.7)
Effect of adopting Statement of Finan-
  cial Accounting Standards No. 115 ....                                               $ 5.6
Net income .............................                                188.2
Capital contribution from parent
  company ..............................                   99.2
Dividends declared .....................                               (151.0)
Other changes ..........................                                                (8.9)               (0.4)
                                           ______      ________       _______          _______            _______
Balance at December 31, 1994 ...........     14.6       1,455.7         124.3           (3.3)               (9.1)
Net income .............................                                212.6
Capital contribution from parent company                  138.9
Dividends declared .....................                               (233.4)
Other changes ..........................                                                 9.9                 4.3
                                           ______      ________       _______          _____              _______
Balance at December 31, 1995 ...........     14.6       1,594.6         103.5            6.6                (4.8)
Net income .............................                                 94.5
Capital contribution from parent
  company ..............................                  124.0
Dividends declared .....................                               (198.0)
Return of capital ......................                  (51.1)
Other changes ..........................                                                (3.9)                1.6
                                           ______      ________       _______          _____              _______
Balance at December 31, 1996               $ 14.6      $1,667.5       $                $ 2.7              $ (3.2)
                                           ======      ========       =======          =====              ======

See notes to financial statements


              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS



NOTE A--SIGNIFICANT ACCOUNTING POLICIES

     Transamerica Finance Corporation, (the "Company"), through its subsidiaries, is principally engaged in consumer lending, commercial lending and leasing operations. The Company is a wholly owned subsidiary of Transamerica Finance Group, Inc., which is a wholly owned subsidiary of Transamerica Corporation. The United States is the primary market for the services offered by the consumer and commercial lending operations while the leasing business operates in the container business worldwide.

     Consolidation: The consolidated financial statements include the accounts of Transamerica Finance Corporation and its wholly owned consumer lending, commercial lending and leasing subsidiaries. Certain amounts reported in the consolidated financial statements are based on management estimates. Such amounts may ultimately differ from those estimates.

     Cash and Cash Equivalents: Cash and cash equivalents include money market funds and marketable securities with original maturities of three months or less.

     Depreciation and Amortization: Property and equipment, including equipment held for lease, which are stated on the basis of cost, are depreciated by use of the straight-line method over their estimated useful lives. Other intangible assets, principally renewal, referral and other rights incident to businesses acquired, are amortized over estimated future benefit periods ranging from five to 25 years in proportion to acquired gross profits. Goodwill is amortized using the straight-line method over periods up to 40 years.

     Foreign Currency Translation: The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable to Canadian and European operations. The accounts of these subsidiaries have been converted at rates of exchange in effect at year end as to balance sheet accounts and at average rates for the year as to operations. The effect of changes in exchange rates in translating foreign subsidiaries' financial statements is accumulated in a separate component of stockholder's equity.

     Transactions with Affiliates: In the normal course of its operations, the Company has various transactions with Transamerica Corporation and certain of its other subsidiaries. In addition to the filing of consolidated income tax returns and the transactions discussed in Notes H and J, these transactions include computer and other specialized services, various types of insurance coverage and pension administration, the effects of which are insignificant for all years presented.

     Finance Charges: Finance charges, including loan origination fees, offset by direct loan origination costs, are generally recognized as earned on an effective yield method. Accrual of finance charges is suspended on accounts that contractually become past due in excess of 29 days for consumer receivables or 90 days for commercial receivables. Accrual of finance charges on accounts in nonaccrual status is resumed only when the accounts have been paid up to contractually current status. Charges collected in advance, including renewal charges, on distribution finance receivables are taken into income on a straight-line basis over the periods to which the charges relate.

     Allowance for Losses: The allowance for losses is maintained in an amount sufficient to cover estimated uncollectible receivables. Such estimates are based on percentages of net finance receivables outstanding developed from historical credit loss experience and, if appropriate, provision for deviation from historical averages, supplemented in the case of commercial loans by specific reserves for accounts known to be impaired. The allowance is provided through charges against current income. Accounts are charged against the allowance when they are deemed to be uncollectible and at time of foreclosure. After foreclosure, repossessed assets are carried at the lower of cost or estimated fair value less estimated selling costs and are reclassified to assets held for sale. Accounts are generally charged against the allowance when no payment has been received for six months for consumer lending and when all avenues for repayment have been exhausted for commercial lending.

     Leasing: Leasing revenues include revenues earned from rental and operating leases. Rental revenues are recognized in the period earned. Operating lease revenue is recognized on the straight-line method over the lease term. Finance lease income, included in finance charges, represents the excess of the total lease receivable over the net cost of the related equipment and is deferred and amortized over the term of the lease using an accelerated method which provides a level rate of return on the outstanding lease contract receivable.

     Derivatives: The Company uses derivative financial instruments to hedge some of its interest rate and foreign exchange rate risks. The cost of each derivative contract is amortized over the life of the contract. The amortization is classified with the results of the underlying hedged item. Contracts are designated and accounted for as hedges of certain of the Company's liabilities and outstanding indebtedness and are not marked to market. Gains or losses on terminated hedges are deferred and amortized over the remaining life of the hedged item.

     Income Taxes: Taxable results of each of the Company's operations are included in the consolidated federal and certain state income tax returns filed by Transamerica Corporation, which by the terms of a tax sharing agreement generally requires the Company to accrue and settle income tax obligations as if the individual operations filed separate returns with the applicable taxing authorities. Under the tax sharing agreement, Transamerica Corporation provides an unlimited carryforward period for the utilization of federal net operating losses and foreign tax credits. The Company provides deferred taxes based on enacted tax rates in effect on the dates temporary differences between the book and tax basis of assets and liabilities reverse.

     New Accounting Standard: In 1994, the Company adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Beginning in 1994 with the adoption of this standard, all of the Company's investments in debt securities have been classified as available for sale and reported at fair value. The effect of these adjustments, net of federal income taxes, is recorded in a separate component of stockholder's equity. There is no effect on the income statement. Prior to 1994, investments in debt securities were carried at amortized cost.

     Reclassification: Certain amounts in the consolidated financial statements for the prior periods have been reclassified to conform to the current year presentation.

NOTE B--FINANCE RECEIVABLES

     The carrying amounts of finance receivables outstanding were as follows:

                                                               Maximum
                                                            Original Term
                                        Receivables          (in months)
                                      At December 31        At December 31
                                  _______________________   _____________
                                     1996         1995      1996     1995
                               (Dollar amounts in millions)
Consumer:
  Consumer instalment loans:
    Real estate secured ........  $3,592.4     $4,212.7      180      180
    Other ......................      85.9        938.1       60       60
  Special assets ...............     484.2
                                  ________     ________
                                   4,162.5      5,150.8
  Loans in foreclosure .........     144.3        112.7
                                  ________     ________
                                   4,306.8      5,263.5
  Less unearned finance
    charges ....................     150.7        214.5
                                  ________     ________
  Net finance receivables ......   4,156.1      5,049.0
                                  ________     ________

Commercial:
  Distribution finance .........   2,530.9      2,242.2       12       12
  Business credit ..............     953.4        680.8       84       84
                                  ________     ________
    Core businesses ............   3,484.3      2,923.0
  Other ........................       3.2          6.9
                                  ________     ________
                                   3,487.5      2,929.9
  Less unearned finance
    charges ....................     122.7         58.4
                                  ________     ________
  Net finance receivables ......   3,364.8      2,871.5
                                  ________     ________
Leasing:
  Finance receivables ..........     594.0        449.1      144      144
  Less unearned finance
    charges ....................     144.9        109.0
                                  ________     ________
  Net finance receivables ......     449.1        340.1
                                  ________     ________
                                   7,970.0      8,260.6

    Less allowance for losses ..     352.3        241.2
                                  ________     ________

  Total net finance
    receivables ................  $7,617.7     $8,019.4
                                  ========     ========

     Special assets represent certain non real estate and real estate consumer loans segregated for liquidation.

     At December 31, 1996 and 1995, finance receivables for which the accrual of finance charges was suspended amounted to $488.3 million and $323.5 million.

     Contractual maturities of finance receivables outstanding excluding loans in foreclosure, before deduction of unearned finance charges and insurance premiums, at December 31, 1996 were:



                        Consumer    %       Commercial     %        Leasing       %         Total         %
                                            (Dollar amounts in millions)

1997 ................ $  966.3      23.2%   $2,771.3      79.5%     $ 124.6      21.0%     $3,862.2     46.8%
1998 ................    506.7      12.2       337.3       9.7        111.8      18.8         955.8     11.6
1999 ................    406.2       9.7       191.1       5.5        107.1      18.0         704.4      8.6
2000 ................    274.4       6.6        76.3       2.2         86.7      14.6         437.3      5.3
2001 ................    216.0       5.2        45.8       1.3         67.9      11.4         329.7      4.0
Thereafter ..........  1,792.9      43.1        65.8       1.8         95.9      16.2       1,954.6     23.7
                      ________    ______    ________     ______     _______     ______     ________    ______
  Total .......       $4,162.5    100.0%    $3,487.6     100.0%     $ 594.0     100.0%     $8,244.0    100.0%
                      ========    ======    ========     ======     =======     ======     ========    ======


     Experience of the Company has shown that a substantial portion of the consumer finance receivables will be renewed or prepaid many months prior to contractual maturity dates. Accordingly, the above schedule should not be regarded as a forecast of future cash collections. For 1996 and 1995, the ratio of principal cash collections for consumer finance receivables (excluding balances refinanced) to average net finance receivables was 26% and 24%.

     The commercial lending operation's business credit unit provides revolving lines of credit, letters of credit and standby letters of credit. At December 31, 1996 and 1995, borrowers' unused credit available under such arrangements totaled $774.6 million and $511.4 million.

Concentration of Risk

     The Company engages in the extension of credit to homeowners, electronics and appliance dealers, retail recreational products dealers and computer stores. Additionally the Company leases, services and manages containers, chassis and trailers throughout the world. The risk associated with this credit is subject to economic, competitive and other influences. While a substantial portion of the risk is diversified, certain operations are concentrated in one industry or geographic area.

     The Company's consumer finance receivables at December 31, 1996 were primarily real estate secured loans, principally first and second mortgages secured by residential properties, of which approximately 38% were located in California. The commercial and leasing finance receivables portfolio included 25 customers with individual balances in excess of $15 million. These accounts represent 18% of total commercial and leasing net finance receivables outstanding at December 31, 1996.

NOTE C--NOTES AND LOANS PAYABLE

                                                         At December 31,
                                                      _____________________
                                                        1996         1995
                                                      (Amounts in millions)

Short-term debt:
    Commercial paper ...............................  $3,884.6    $4,163.7
    Bank loans .....................................     153.5       103.8
    Revolving lines of credit ......................      66.1        67.1
    Current portion of long-term debt:
        Unsubordinated .............................   1,026.9       585.7
        Subordinated ...............................     202.1       157.6
                                                      ________     ________
                                                       5,333.2     5,077.9
    Less amounts classified as long-term debt
      under noncancelable long-term
      credit agreements ............................   4,104.2     4,334.6
                                                      ________    ________
      Total short-term debt ........................   1,229.0       743.3

Long-term debt due subsequent to one year:
    5.24% to 12.67% notes and debentures,
      maturing through 2011 ........................   4,501.3     4,189.4
    Zero to 6.50% notes and debentures due 2007 to
      2012 issued at a discount to yield 13.8% to
      13.88%; effective cost of 8.79% to 12.35%;
      maturity value of $582.8 million..............     171.5       162.0
    5.42% to 9.95% subordinated notes and
      debentures maturing through 2003 .............     904.6       942.2
                                                      ________    ________
                                                       5,577.4     5,293.6

    Less amounts due in less than one year .........   1,229.0       743.3
                                                      ________    ________
                                                       4,348.4     4,550.3

    Short-term debt supported by noncancelable
      credit agreements expiring through 2001 ......   4,104.2     4,334.6
                                                      ________    ________

      Total long-term debt due subsequent to
          one year .................................   8,452.6     8,884.9

Demand loans due Transamerica Corporation ..........     192.5        61.7
                                                      _________   ________

      Total debt ...................................  $9,874.1    $9,689.9
                                                      ========    ========

     The weighted average interest rate on short-term borrowings at December 31, 1996 and 1995 was 5.5% and 5.8%.

     Long-term debt outstanding at December 31, 1996 matures as follows:


                                                                    Average
                    Unsubordinated   Subordinated       Total         Rate
                                    (Amounts in millions)

1997 ...............   $1,026.9         $202.1         $1,229.0       6.54%
1998 ...............      818.6          250.5          1,069.1       6.07%
1999 ...............      867.2          222.0          1,089.2       7.01%
2000 ...............      450.8          167.5            618.3       6.53%
2001 ...............      567.3            2.0            569.3       6.45%
Thereafter (1) .....      942.0           60.5          1,002.5       8.75%
                       ________         ______         ________
  Total ............   $4,672.8         $904.6         $5,577.4
                       ========         ======         ========

(1) Includes the accreted values at December 31, 1996 on original issue discount debt and not the amount due at maturity.

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

     In support of the short-term debt classified as long-term debt at December 31, 1996, the Company and its ultimate parent, Transamerica Corporation, share credit agreements with various banks and had the ability to borrow up to $5.2 billion with interest at variable rates. There were no borrowings outstanding under these credit lines at December 31, 1996. These credit agreements, which expire through 2001, require the Company to pay an annual fee on the amounts committed.

     Demand loans due to Transamerica Corporation, in the amount of $192.5 million and $61.7 million at December 31, 1996 and December 31, 1995, accrue interest daily based on the 30 day commercial paper rate.

     Interest rates on borrowings during the years indicated were as follows:

                                          Years Ended December 31,
                                          ________________________
                                           1996    1995    1994
     Weighted average annual interest
       rate during year:(1)
       Short-term borrowings ..........    5.39%   6.05%   4.41%
       Long-term borrowings ...........    7.49%   7.36%   7.69%
                                           _____   _____   _____
       Total borrowings ...............    6.49%   6.78%   6.05%
                                           =====   =====   =====

_______
     (1) Excludes the cost of maintaining credit lines and the effect of interest rates on borrowings denominated in foreign currencies.
                              _________________


     Interest payments, net of amounts received from interest rate swap agreements, totaled $618.2 million in 1996, $616.5 million in 1995, and $561.8 million in 1994.

     The Company uses derivative financial instruments to hedge some of its interest rate and foreign exchange rate risk. The Company uses interest rate exchange agreements to hedge the interest rate risk of its outstanding indebtedness. These interest rate exchange agreements are intended to help the Company more closely match the cash flow received from its assets to the payment on its liabilities, and generally provide that one party pays interest at a floating rate in relation to movements in a underlying index and the other party pays interest at a fixed rate. The Company also uses cross currency exchange agreements, which fix by contract the amounts of various currencies to be exchanged at a future date with other contracting parties, and forward exchange contracts whereby the Company agrees to sell to other contracting parties at a future date a specified amount of foreign currency for a specified amount of dollars. These agreements are intended to hedge the Company's exposure to fluctuations in foreign exchange rates when the Company settles its debt denominated in foreign currencies.

     At December 31, 1996 and 1995, contracts designated as hedges of outstanding indebtedness comprised:

                                                          1996                             1995
                                             _______________________________    ______________________________
                                                         Weighted   Weighted               Weighted   Weighted
                                                         Average    Average                Average    Average
                                                          Fixed     Floating                Fixed     Floating
                                             Notional   Interest    Interest    Notional   Interest   Interest
                                              Amount      Rate        Rate       Amount      Rate       Rate
                                                                  (Amounts in millions)
Interest rate exchange agreements -
    the Company pays:
  Floating rate interest expense, receives
    fixed rate interest income ............   $ 654.0      6.8%       5.6%      $ 45.0        7.1%       6.0%
                                              =======      ====       ====      ======        ====       ====
  Fixed rate interest expense, receives
    floating rate interest income .........   $ 483.0      6.5%       5.4%      $473.9        6.7%       5.7%
                                              =======      ====       ====      ======        ====       ====
  Floating rate interest expense based on
    one index (5.9%) and receives floating
    rate interest income based on another
    index (5.8%) ..........................   $    --                           $101.0
                                              =======                           ======
  Cross currency exchange and foreign
    interest rate swaps ...................   $ 116.5                           $144.4
                                              =======                           ======




     While the Company is exposed to credit risk in the event of nonperformance by the other party, the likelihood of nonperformance is considered low due to the high credit ratings of the counterparties. At December 31, 1996, the interest rate exchange agreements are with financial institutions with investment grade ratings of A or better by one or more of the major credit rating agencies.

NOTE D--ALLOWANCE FOR LOSSES

     Changes in the allowance for losses on finance receivables and assets held for sale are as follows:



                                                          Finance Receivables                        Assets
                                           __________________________________________________         Held
                                           Consumer    Commercial     Leasing         Total         For Sale
                                           ________    __________     _______        ________       ________

                                                                (Amounts in millions)
Balance at December 31, 1993 .............  $ 103.3       $ 76.1        $  2.5        $ 181.9       $ 159.5
Provision charged to expense .............     80.4         18.7                         99.1           2.1
Charge-offs ..............................    (74.8)       (17.0)                       (91.8)        (85.4)
Recoveries ...............................      2.3          8.3                         10.6
Other ....................................      6.0          0.4           1.4            7.8          (8.8)
                                            _______       ______        ______        _______       _______
Balance at December 31, 1994 .............    117.2         86.5           3.9          207.6          67.4
Provision charged to expense .............     97.8         14.1                        111.9         (20.1)
Charge-offs ..............................   (106.6)       (16.4)                      (123.0)        (60.3)
Recoveries ...............................      2.8          7.6                         10.4
Increase in connection with
  purchase of receivables ................     52.9                                      52.9
Other ....................................                 (18.8)          0.2          (18.6)         19.0
                                            _______       _______       ______        _______       _______
Balance at December 31, 1995 .............    164.1         73.0           4.1          241.2           6.0
Provision charged to expense .............    272.9          7.8                        280.7          (3.5)
Charge-offs ..............................   (162.8)        (9.2)                      (172.0)         (0.7)
Recoveries ...............................      4.5          6.0                         10.5
Decrease in connection with
  purchased receivables ..................     (8.0)                                     (8.0)
Other ....................................                  (0.5)          0.4           (0.1)
                                            _______       ______        ______        _______       _______
Balance at December 31, 1996 .............  $ 270.7       $ 77.1        $  4.5        $ 352.3       $   1.8
                                            =======       =======       ======        =======       =======


NOTE E--DIVIDEND AND OTHER RESTRICTIONS

     Under certain circumstances, the provisions of loan agreements and statutory requirements place limitations on the amount of funds which can be remitted by the Company to its parent company. The loan agreements also specify the minimum level of capital that must be maintained. At December 31, 1996, the Company's capital level exceeded the minimum requirements by $284.1 million.


NOTE F--FAIR VALUE OF FINANCIAL INSTRUMENTS

Investment Securities

     The amortized cost and fair value of investment securities were $122.2 million and $126.3 million at December 31, 1996 and $128.9 million and $139.1 million at December 31 1995. Fair value for actively traded securities is based on quoted market prices. For fixed maturity securities that are not actively traded, fair value is estimated using information obtained from independent pricing services.


Finance Receivables

     The carrying amounts and estimated fair values of the finance receivable portfolio at December 31, 1996 and 1995 were as follows:

                                     1996                      1995
                            _______________________   _______________________
                                          Estimated                 Estimated
                             Carrying       Fair       Carrying       Fair
                              Value         Value       Value         Value
                                         (Amounts in millions)
Fixed rate
  receivables: ...........  $ 4,719.9    $ 5,315.0    $ 5,378.2    $ 6,021.1

Variable rate
  receivables: ...........    2,897.8      2,897.8      2,641.2      2,641.2
                            _________    _________    _________    _________
    Total                   $ 7,617.7    $ 8,212.8    $ 8,019.4    $ 8,662.3
                            =========    =========    =========    =========


     The estimated fair values of consumer finance receivables, substantially all of which are fixed rate instalment loans collateralized by residential real estate, and the fixed rate commercial and other finance loans are based on the discounted value of the future cash flows expected to be received using available secondary market prices for securities backed by similar loans after adjustment for differences in loan characteristics. In the absence of readily available market prices, the expected future cash flows are discounted at effective rates currently offered by the Company for similar loans. For variable rate loans, which comprise the majority of the commercial loan portfolio, the carrying amount represents a reasonable estimate of fair value. Receivables in the process of foreclosure have been written down to their realizable value, which approximates fair value.

Notes and Loans Payable

     At December 31, 1996 and 1995 the estimated fair value of debt, using rates currently available for debt with similar terms and maturities, was $10.2 billion and $10.1 billion.

     The net present value of the interest rate and cross currency exchange agreements offsets changes in the fair value of the hedged indebtedness, which are also carried at amortized cost. The fair value of interest rate and cross currency exchange agreements is the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the exchange agreement counterparties. The fair value of the liability hedges at December 31, 1996 and December 31, 1995 were gross obligations to counterparties of $13.4 million and $21.1 million and gross benefits of $18.9 million and $1.7 million resulting in a net benefit from counterparties of $5.5 million at December 31, 1996 and a net obligation to counterparties of $19.4 million at December 31, 1995.

NOTE G--INCOME TAXES

     Provision for income taxes comprised:

                                                  1996       1995      1994
                                                    (Amounts in millions)
Current taxes:
  Federal ................................      $  41.6    $ 58.3     $ 71.5
  State ..................................         10.3      10.4       18.1
  Foreign ................................          3.1                  6.5
                                                _______    ______     ______
                                                   55.0      68.7       96.1

Deferred taxes:
  Federal ................................          2.1      62.1       31.5
  State ..................................         (7.1)     11.7        1.9
  Foreign ................................          1.2       3.0       (3.9)
                                                ________   ______     ______
                                                   (3.8)     76.8       29.5
                                                _______    ______     ______
    Total income taxes ...................      $  51.2    $145.5     $125.6
                                                =======    ======     ======


     The difference between federal income taxes computed at the statutory rate and the provision for income taxes was:

                                                  1996       1995      1994
                                                    (Amounts in millions)

Federal income taxes at statutory rate ...      $  51.0    $125.3     $109.8
State income taxes, net of federal income
  tax benefit ............................          2.0      14.4       13.0
Book and tax basis difference of assets
  acquired ...............................          4.1       4.1        4.1
Other ....................................         (5.9)      1.7       (1.3)
                                                _______    ______     ______
                                                $  51.2    $145.5     $125.6
                                                =======    ======     ======

     Deferred tax liabilities (assets) comprised the following at
December 31:
                                                  1996       1995
                                                (Amounts in millions)

Accelerated depreciation ....................   $ 619.4    $ 441.7
Discount amortization on notes and loans
  payable ...................................      71.6       68.7
Direct finance and sales type leases ........      29.1       23.2
Other .......................................      51.8       28.4
                                                _______    _______
  Gross deferred tax liabilities ............     771.9      562.0


Allowance for losses ........................    (110.2)     (74.1)
Net operating loss and foreign tax credit
  carryforwards .............................    (364.5)    (296.6)
Other .......................................    (120.8)     (52.2)
                                                _______    _______
  Gross deferred tax assets .................    (595.5)    (422.9)
                                                _______    _______
  Net deferred tax liability ................   $ 176.4    $ 139.1
                                                =======    =======



     Income tax payments, net of refunds, totaled $48.6 million in 1996, $65.1 million in 1995 and $87.1 million in 1994.

NOTE H--PENSION AND STOCK SAVINGS PLANS AND OTHER POST EMPLOYMENT BENEFITS

     The Company participates with Transamerica and its subsidiaries in a number of noncontributory defined pension plans covering substantially all employees. The Company also participates in various programs sponsored by Transamerica that provide medical and certain other benefits to eligible retirees. The pension plan is a noncontributory defined benefit plan covering substantially all employees. Pension benefits are based on the employee's compensation during the highest paid 60 consecutive months during the 120 months before retirement. Pension costs are allocated to the Company based on the number of participants. The Company also participates in the Transamerica Corporation Employee Stock Savings Plan (the 401(k) plan). The 401(k) plan is a contributory defined contribution plan covering eligible employees who elect to participate. The Company recognized, for both the pension plan and the 401(k) plan, income of $1.3 million in 1996, and expense of $6.3 million and $9.4 million in 1995 and 1994.


NOTE I--COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries have noncancelable lease agreements expiring mainly through 1999. These agreements are principally operating leases for facilities used in the Company's operations. Total rental expense amounted to $45.7 million in 1996, $43.3 million in 1995 and $67.2 million in 1994.

     Minimum future rental commitments under operating leases for real estate and equipment as of December 31, 1996 were as follows (in millions):

     1997                              $ 82.7
     1998                                75.4
     1999                                65.8
     2000                                58.5
     2001                                54.1
     Thereafter                         256.9
                                       ______
                                       $593.4
                                       ======

     Contingent liabilities arising from litigation, income taxes and other matters are not expected to have a material effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

NOTE J--BUSINESS SEGMENT INFORMATION


                                               Revenues                      Operating Profit (Loss)(1)
                                 ____________________________________    ____________________________________
                                    1996         1995         1994          1996         1995         1994
                                                              (Amounts in millions)

Consumer lending ..............  $  759.8     $  782.5     $  688.6      $  (76.5)    $ 134.0      $  148.5
Commercial lending ............     397.0        392.1        341.4          98.9       106.5          62.9
Leasing .......................     765.6        733.9        637.9         120.2       119.7         101.9
Other (2) .....................       7.3          6.6          9.9           3.1        (2.1)          0.5
                                 ________     ________     ________      ________     _______      ________
                                 $1,929.7     $1,915.1     $1,677.8         145.7       358.1         313.8
                                 ========     ========     ========
Income taxes .........................................................      (51.2)     (145.5)       (125.6)
                                                                         ________     _______      ________
Net income ...........................................................   $   94.5     $ 212.6      $  188.2
                                                                         ========     =======      ========
                                               Assets                                Liabilities
                               ______________________________________    ____________________________________
                                   1996          1995         1994          1996         1995         1994
                                                              (Amounts in millions)
Consumer lending ............  $ 4,251.6     $ 5,308.3     $ 4,478.1     $ 3,690.2    $ 4,646.2    $3,930.7
Commercial lending ..........    3,804.7       3,247.3       3,324.9       3,165.7      2,631.2     2,695.7
Leasing .....................    3,928.5       3,477.8       3,184.2       3,474.8      3,055.9     2,786.6
Other(2).....................      520.7          72.8         (32.4)        493.2         58.4       (40.6)
                               _________     _________     _________     _________    _________    ________
  Total .....................  $12,505.5     $12,106.2     $10,954.8     $10,823.9    $10,391.7    $9,372.4
                               =========     =========     =========     =========    =========    ========

(1)  For income by segment as used for management purposes, see table included with Management's Discussion and
     Analysis.
(2)  Unallocated items including intercompany eliminations





                                         Additions, at Cost,
                                       to Property & Equipment                   Depreciation Expense
                                 ____________________________________     ____________________________________
                                 1996            1995         1994          1996         1995         1994
                                                   (Amounts in millions)
Consumer lending ............    $   7.5      $    8.7     $    4.1      $   7.4      $    4.4     $    3.9
Commercial lending ..........        1.6           5.4          4.9          4.9           5.1          5.7
Leasing .....................      926.2         573.3      1,525.3        263.3         244.1        201.7
Other .......................
                                 _______      ________     ________      _______      ________     ________
  Total .....................    $ 935.3      $  587.4     $1,534.3      $ 275.6      $  253.6     $  211.3
                                 =======      ========     ========      =======      ========     ========


     Foreign revenues of the Company's foreign domiciled operations and export sales were as follows:


                   ------------------ 1996 -------------------       -------------------- 1995 -----------------

                   Foreign     Export                                Foreign     Export
                   Revenue      Sales        Total         %         Revenue      Sales       Total          %
                   _______     ______        _____       ____        _______     ______       _____        ____


Pacific ........               $208.0        $208.0      35.2%                   $201.5       201.5        34.2%
Europe .........   $ 97.7       183.6         281.3      47.6%       $ 81.8       196.7       278.5        47.2%
Other ..........     27.6        74.6         102.2      17.2%         31.5        78.1       109.6        18.6%
                   ______      ______        ______      _____       ______      ______       _____        _____

Total              $125.3      $466.2        $591.5       100%       $113.3      $476.3       $589.6        100%
                   ======      ======        ======      =====       ======      ======       ======       =====
Percent of
  total revenues     6.5%       24.2%         30.7%                    5.9%       24.9%        30.8%


     Foreign revenues are generated from operations located outside the United States. Export sales are revenues earned by the Company's U.S. operation from customers in foreign countries.

NOTE K--TRANSACTIONS WITH AFFILIATES

     Advances to Transamerica affiliates consisted of unsecured receivables at December 31:

                                                       1996       1995
                                                    (Amounts in millions)

Transamerica Insurance Finance Corporation .......   $191.0     $120.6
Transamerica HomeFirst, Inc. .....................     96.8       51.0
Transamerica Finance Group, Inc. .................     31.7       16.2
                                                     ______     ______
    Total ........................................   $319.5     $187.8
                                                     ======     ======



     The receivables from Transamerica Insurance Finance Corporation and Transamerica HomeFirst, Inc. are payable on demand and bear interest at a rate that varies based on the Company's average cost of borrowings. The weighted average interest rate was 6.09% in 1996, 6.61% in 1995 and 4.98% in 1994. The receivable from Transamerica Finance Group is noninterest-bearing. Under the terms of certain debt agreements, the Company may maintain investments in and advances to affiliates up to $881.6 million at December 31, 1996.


     Income from affiliates comprised the following for the years ended December 31:
                                             1996      1995      1994
                                               (Amounts in thousands)

Interest income .........................   $14.5     $10.4     $11.1
Other ...................................                         6.1
                                            _____     _____     _____
    Total ...............................   $14.5     $10.4     $17.2
                                            =====     =====     =====

     In 1996, the Company acquired Trans Ocean Ltd., ("TOL") a container leasing company, through a non-cash capital contribution from its ultimate parent, Transamerica Corporation. Transamerica Corporation acquired TOL through the exchange of approximately 1.6 million shares of Transamerica common stock for the outstanding stock of Trans Ocean Ltd. The fleet contained approximately 185,600 owned and managed units, consisting of a variety of equipment types. The acquisition has increased the size of the Company's leasing fleet by approximately 25%.


NOTE L--SUBSEQUENT EVENT

     On March 13, 1997, Transamerica announced that it intends to sell substantially all of its consumer lending operation as part of its strategy to redeploy its capital while moving ahead with a plan to build a new, centralized real estate secured lending operation.

              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
                                OF OPERATIONS


Transamerica Finance Corporation, includes Transamerica's consumer lending, commercial lending and leasing operations and provides funding for these businesses. Its principal assets are finance receivables and equipment held for lease, which totaled a combined $10.7 billion at December 31, 1996 and $10.9 billion at December 31, 1995. These operations have a high level of liquidity since the majority of their assets are finance receivables. Principal cash collections of finance receivables totaled $17.4 billion in 1996, $17.5 billion in 1995, and $14.8 billion in 1994. Transamerica Finance Corporation's total notes and loans payable were $9.9 billion at December 31, 1996 and $9.7 billion at December 31, 1995. Its variable rate debt totaled $5.5 billion at December 31, 1996 compared to $4.8 billion at December 31, 1995. Transamerica Finance Corporation's ratio of debt to tangible equity was 6.9:1 at December 31, 1996 and 7:1 at December 31, 1995.

     Transamerica Finance Corporation publicly offers, from time to time, senior or subordinated debt securities. It issued a total of $688 million of public debt in 1996, $832 million in 1995 and $1,516 million in 1994. Under a shelf registration statement filed in April 1995 with the Securities and Exchange Commission, Transamerica Finance Corporation may offer up to $3 billion of senior or subordinated debt securities with varying terms, of which $1.9 billion had not been issued at December 31, 1996.

     The following table sets forth revenues and income from operations by line of business for the periods indicated:

                                                                             Income (loss) before
                                           Revenues                           Extraordinary Item
                              _____________________________________    ____________________________________
                                 1996         1995         1994           1996         1995         1994
                                                         (Amounts in millions)
Consumer lending ..........   $  759.8     $  782.5      $  688.6       $ (45.1)    $ 80.5        $ 89.7
Commercial lending ........      397.0        392.1         341.4          68.6       69.9          46.2
Leasing ...................      765.6        733.9         637.9          80.8       75.1          63.6
Other .....................        7.3          6.6           9.9           1.8       (1.3)          0.3
Amortization of goodwill ..                                               (11.6)     (11.6)        (11.6)
                              ________     ________      ________       _______     ______        ______

  Total ...................   $1,929.7     $1,915.1      $1,677.8       $  94.5     $212.6        $188.2
                              ========     ========      ========       =======     ======        ======

     The following discussion should be read in conjunction with the information presented under Item 1, Business.

Consumer Lending

     Transamerica's consumer lending operation makes loans primarily secured by real estate to consumers in the United States, Canada and the United Kingdom. At the end of 1996, we had $4.2 billion in net consumer loan receivables outstanding, 83% of which were fixed-rate first and second mortgages. Receivables outstanding declined by 18% in 1996 from 1995. The five largest states, in terms of receivables, are California, Arizona, Illinois, Ohio and Washington.

     In 1996, we reported a loss from consumer lending operations of $45.1 million compared to income of $80.5 million in 1995. The loss was primarily due to a higher provision for losses on receivables and higher operating expenses.

     During 1996 we began to refocus this business on real estate secured lending, using a new business model to centralize back office support, reduce operating costs and implement database marketing. We also announced a plan to accelerate efforts to reduce our exposure to non real estate consumer loans by further curtailing production of these loans, liquidating parts of the non real estate loan portfolio, and intensifying collection efforts. When we later expanded this plan to include certain real estate secured loans, the plan covered a total of $1.1 billion in receivables. During the third quarter, we established a centralized collection unit and arranged to have outside parties assist in our accelerated collection effort. In the fourth quarter we sold $422.4 million of the receivables covered by the plan in a series of sales and transferred $106.3 million of receivables back into the base business portfolio, leaving approximately $462.3 million remaining at December 31, 1996 after collections and charge offs. In the fourth quarter, we consolidated 39 branches into other locations.

     In 1995 the consumer lending operation purchased for $1,027.3 million in cash substantially all the assets and assumed certain liabilities of the home equity business of ITT Consumer Financial Corporation (ITT). During that year, consumer lending operating income decreased $9.9 million (11%) from 1994, primarily due to higher operating and interest expenses and an increased provision for losses on receivables. Together these factors more than offset increased revenues, including those from the ITT receivables. Our 1995 results included a fourth-quarter charge of $12 million after tax to consolidate and accelerate foreclosures in California, and to dispose of certain repossessed California real estate.

     Revenues decreased $22.7 million (3%) in 1996 following an increase of $93.9 million (13%) in 1995 because we had fewer receivables outstanding. In 1996 we curtailed our non real estate business and sold many of those loans. As expected, there was also runoff of the ITT receivables. Revenues increased in 1995 due to higher interest income from the ITT acquisition.

     The provision for losses on receivables increased $175.1 million (179%) in 1996 and $15.6 million (19%) in 1995 primarily due to increased delinquencies and credit losses, and the accelerated disposition plan discussed above. Net credit losses as a percentage of average net receivables outstanding before foreclosures were 3.38% in 1996 compared to 2.15% for 1995 and 1.93% for 1994. Net credit losses increased $54.5 million (53%) from 1995. Losses on loans included in the plan represented $20.4 million of the increase. Losses in the core portfolio of principally real estate secured loans increased $34.1 million, of which $11.4 million was due to higher losses in the ITT portfolio. Excluding the ITT loans, 1996's higher losses were primarily due to increased foreclosures in California. The 1995 increase was due to continued sluggishness in the California economy and a continued weak real estate market there.

     Interest expense decreased $24.1 million (8%) in 1996 primarily because of the lower levels of finance receivables outstanding and a decrease in short-term interest rates. Interest expense increased $67.1 million (27%) in 1995 primarily due to higher levels of finance receivables outstanding and an increase in short-term interest rates. Other operating expenses increased $36.8 million (16%) from 1995 because of the higher expenses we incurred in disposing of repossessed assets, higher advertising costs, higher contract service fees related to customer service and collections, the cost of consolidating and centralizing processing functions, and a $6.4 million writedown of the company's computer system. In 1995, other operating expenses increased $23.3 million (11%) primarily due to amortization of customer renewal rights associated with the ITT acquisition and an increase in losses on disposition of repossessed property in California.

     Average net receivables decreased $113 million (2%) in 1996 primarily due to the runoff of the ITT portfolio, the sale of many non real estate loans, and the runoff of other loan portfolios which exceeded new loan originations. In 1995, receivables increased $794.3 million (19%) primarily due to the ITT acquisition. Excluding the ITT loans, receivables declined by $16 million (less than 1%) in 1995. Net consumer finance receivables at December 31, 1996 and December 31, 1995, excluding amounts segregated for liquidation or in foreclosure, were $3.5 billion and $4.9 billion. These receivables were principally first and second mortgages secured by residential properties, approximately 34% of which were located in California.

     Delinquent finance receivables, which are defined as finance receivables contractually past due 60 days or more and for which the foreclosure process has not begun, are shown below as of December 31:


                                                   1996              1995
                                                (Dollar amounts in millions)

Delinquent Receivables

Finance receivables primarily secured by
  residential real estate ................    $116.6   3.17%    $143.6  2.79%
Other receivables - special assets .......     103.3  21.34%
                                              ______  ______    ______  _____
     Total ...............................    $219.9   5.28%    $143.6  2.79%
                                              ======  ======    ======  =====

     Approximately 40% of the increase in the delinquency percentage of gross receivables outstanding was due to having lower receivables outstanding at December 31, 1996. The rest was caused by an increase in delinquencies of $76.3 million. Active management of delinquent accounts has become temporarily more difficult as we move to a new business model.

     We have established an allowance for losses equal to 6.75% of net consumer finance receivables (excluding foreclosures in process) at December 31, 1996 compared to 3.32% at December 31, 1995. Foreclosures in process have already been written down to estimated net realizable value. The higher allowance is in response to increased delinquencies and is part of our plan to reduce our exposure to the non real estate loan segment as discussed above. The December 31, 1996 allowance comprises 4.53% of real estate secured and other finance receivables, and 23.80% of receivables segregated for liquidation.

     We suspend the accrual of interest and other finance charges on accounts that become contractually past due by more than 29 days. At December 31, 1996 and 1995 nonearning net receivables, which excludes accounts in process of foreclosure, totaled $467 million and $308 million. When we receive payments on accounts in nonaccrual status, we apply them to principal and interest income according to the terms of the loan.

     When foreclosure proceedings begin on an account secured by real estate, the amount is written down to the lower of the account balance or the fair value of the collateral less estimated selling costs. Accounts in process of foreclosure totaled $144.3 million at December 31, 1996, 47% of which was in California, and $112.7 million at December 31, 1995, 55% of which was in California. Repossessed assets held for sale totaled $83.1 million, 71% of which was in California, at December 31, 1996 and $94.6 million, 85% of which was in California, at December 31, 1995.

     Factors such as economic conditions, competition, and, for accounts secured by real estate, the state of the real estate market (particularly in California) all affect trends in receivables levels, credit losses, delinquencies, accounts in foreclosure, repossessed assets and our results of operations.

Commercial Lending

     Income from our commercial lending operations decreased $1.3 million (2%) in 1996 and increased $23.7 million (51%) in 1995. Operating results for 1996 included a $4.5 million benefit primarily from the favorable resolution of disputed issues surrounding the 1995 sale of assets in Puerto Rico. Operating results for 1995 included a $12.2 million after tax benefit from reversing a valuation allowance no longer required following the Puerto Rican asset sale and a $4.8 million after tax gain on the sale of a portfolio of consumer rediscount loans. Results for 1994 included a $5.5 million after tax charge for relocation expenses, and a $4 million after tax gain from the sale of repossessed rent-to-own stores.

     Excluding the items discussed above, commercial lending income from operations increased $11.2 million (21%) in 1996 and $5.2 million (11%) in 1995. Growth in each of the core businesses during 1996 led to higher average receivables outstanding and increased operating income. In 1995 operating income rose because of improved margins, reduced operating expenses and a lower provision for losses. Margins were enhanced in both years due to the higher spread between the indices at which the commercial lending operation loans to customers and the indices at which it borrows funds.

     Revenues in 1996 increased $4.9 million (1%) from 1995 principally as a result of growth in average net receivables outstanding. Revenues rose $50.7 million (15%) in 1995 due to a higher average portfolio yield caused by higher interest rates.

     Interest expense fell $800 thousand (1%) in 1996 from 1995 because of the lower average interest rate paid on borrowings, which was partially offset by a higher average debt level due to receivables growth. Interest expense increased $37.3 million (34%) in 1995 compared to 1994 due to a higher average interest rate.

     Operating expenses decreased $500 thousand (-%) in 1996 primarily because of the reversal of reserves related to the resolution of previous disputed issues associated with the 1995 sale of Puerto Rican assets. This decrease was offset by increases due to growth in the size of the company. In 1995, operating expenses declined $5.5 million (4%) from 1994 primarily because 1994 included a $9 million ($5.5 million after tax) charge for the relocation of the commercial lending home office. This charge was partially offset by a $5.3 million ($4 million after tax) gain on the sale of repossessed rent-to-own stores. Excluding these items, operating expenses decreased $1.8 million (1%) in 1995 mainly because expenses were lower for managing the liquidating receivables portfolio and the assets held for sale portfolio, which we disposed of in 1995.

     In 1996 the provision for losses on receivables decreased $6.3 million (45%) from 1995 due to lower credit losses and because reserves were higher in the liquidating loan portfolio than were ultimately necessary. In 1995, the provision for losses declined $4.6 million (24%) from 1994 principally due to higher charges in 1994 on the consumer rediscount loan portfolio which was sold in 1995, and lower 1995 losses in the liquidating portfolio. Credit losses, net of recoveries, as a percentage of average commercial finance receivables outstanding net of unearned finance charges, were 0.10% in 1996, 0.32% in 1995 and 1994.

     Net commercial finance and lease receivables outstanding at December 31, 1996 increased $493.3 million (17%) from December 31, 1995. Receivables grew in both of the core businesses. The distribution finance unit gained $285 million of receivables by increasing the penetration of its existing markets through joint venture alliances and other activities. Business credit receivables increased $212 million due to growth in the equipment finance and leasing operation. We have established an allowance for losses equal to 2.29% of net commercial finance receivables outstanding as of December 31, 1996 compared to 2.54% as of December 31, 1995.

     Delinquent receivables are defined as instalments for inventory finance and business credit asset-based lending receivables more than 60 days past due and the receivables balance for all other receivables more than 60 days past due. At December 31, 1996, delinquent receivables were $10.1 million (0.29% of receivables outstanding) compared to $8.2 million (0.28% of receivables outstanding) at December 31, 1995.

     Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent or sooner if it appears doubtful they will be fully collectible. Accrual of finance charges is suspended on nonearning receivables until past due amounts are collected. Nonearning receivables were $15.7 million (0.45% of receivables outstanding) at December 31, 1996, compared to $15.5 million (0.53% of receivables outstanding) at December 31, 1995.

Leasing

     Transamerica Leasing's fleet of intermodal transportation equipment is one of the largest in the world. In addition to service and term operating leases, we provide structured financing that enables customers to purchase equipment over time. We lease this equipment to and manage it for steamship lines, railroads, shippers, distribution companies and motor carriers.

     Most of our intermodal containers are used in international trade, while our chassis, rail trailers and domestic containers are used primarily within North America. We also have an over the road trailer leasing business in Europe. In 1996, utilization rates for our international containers declined to 81% from 85% in 1995 as the rate of growth in world trade slowed and the size of the worldwide container fleet grew. Utilization of our rail trailers increased in 1996 to 82% from 77% in 1995 as the U.S. economy remained strong and the supply of equipment declined.

     Our major strategies are to improve returns on our standard container product line, provide new services, such as broking interchanges among our customers, reduce our operating costs and expand our specialized equipment product lines.

     In October 1996, we acquired all of the outstanding shares of Trans Ocean Ltd., a container leasing company, in exchange for approximately 1.6 million shares of Transamerica common stock. The Trans Ocean fleet approximated 185,600 owned and managed units, consisting of a variety of equipment types. It has increased the size of Transamerica Leasing's fleet by about 25%. The transaction has been accounted for as a purchase with revenues and expenses included in our leasing operations' results from the date of acquisition.

     Income from leasing operations in 1996 rose $5.7 million (8%) from 1995. The increase resulted from a larger portfolio of finance leases and lower ownership costs for the rail trailer business. Income also increased due to the resolution of outstanding tax issues totaling $4.4 million and benefits from entering into structured lease transactions. Partially offsetting these increases were reduced earnings in standard and refrigerated containers and chassis due to lower utilization rates, and lower standard containers and chassis rental rates.

     In 1995, income from operations increased $11.5 million (18%) over 1994 mainly due to higher utilization rates and increased fleet size in the standard, refrigerated and tank container lines, and to a larger European trailer fleet. Increased used equipment sales resulted in additional after tax gains in 1995 of $7.2 million. 1995 earnings also benefited from a $2.2 million after tax depreciation adjustment taken following final settlement of the purchase price for the container operations purchased from Tiphook plc in March 1994, and from a $1.8 million benefit from the resolution of an outstanding state tax issue. Partially offsetting these increases were lower earnings in the rail trailer business where utilization fell due to lower U.S. intermodal rail loadings.

     Revenues increased in 1996 by $31.7 million (4%) primarily because we had a larger on-hire fleet of refrigerated containers, tank containers and European trailers and a larger portfolio of finance leases. Partially offsetting these revenue increases were reduced standard container revenues due to lower utilization and rental rates and lower gain on used equipment sales. Rail trailers also had lower revenues because of a smaller fleet and lower gains on used equipment sales.

     Revenues for 1995 increased $96 million (15%) from 1994 because we had more on-hire standard, tank and refrigerated containers, chassis and European trailers, and because the Tiphook acquisition increased the size of our standard and tank container fleets. Partially offsetting these increases were lower revenues from the rail trailer business because we had fewer units on hire.

     Expenses excluding income taxes increased $31.2 million (5%) in 1996 as a result of larger refrigerated container, chassis and European trailer fleets, partially offset by lower operating expenses from a smaller rail trailer fleet. Expenses excluding income taxes grew $78.3 million (15%) in 1995 mainly due to the higher depreciation and interest expenses, and operating costs associated with these larger fleets.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 81% for 1996, 85% in 1995 and 81% in 1994. Rail trailer utilization was 82% in 1996, 77% in 1995 and 92% in 1994. European trailer utilization was 92% in 1996, 95% in 1995 and 96% in 1994. Utilization of our fleet is dependent on worldwide economic conditions, market pressures and industry fleet size.

     Our fleet of standard containers, refrigerated containers, domestic containers, tank containers and chassis totaled 896,300 units at the end of 1996. It increased by 187,900 units (27%) in 1996 and 23,000 units (3%) in
1995.  The 1996 increase was largely due to the acquisition of Trans Ocean.

              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTARY FINANCIAL INFORMATION

                SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                            (Amounts in millions)



                            Three Months Ended                  Year Ended
                 _________________________________________     December 31,
                 3/31/96    6/30/96    9/30/96    12/31/96         1996

Revenues ......  $477.6     $475.8     $472.4     $503.9        $1,929.7
                 ======     ======     =======    ======        ========
Net income
   (loss) .....  $ 47.8     $ 27.9     $(25.5)    $ 44.3        $   94.5
                 ======     ======     =======    ======        ========



                            Three Months Ended                  Year Ended
                 _________________________________________     December 31,
                 3/31/95    6/30/95    9/30/95    12/31/95         1995


Revenues ......  $452.5     $486.1     $486.2     $490.3        $1,915.1
                 ======     ======     ======     ======        ========
Net income ....  $ 46.9     $ 52.7     $ 54.6     $ 58.4        $  212.6
                 ======     ======     ======     ======        ========