Form 10-Q
period 1997-03-31
TRANSAMERICA FINANCE CORP
filed 1997-05-13
CIK 99193

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             __________________


                                  FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1997


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

     Number of shares of Common Stock, $10 par value, outstanding as of close of business on April 30, 1997: 1,464,285

                      TRANSAMERICA FINANCE CORPORATION

                                  FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.


     The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company") for the periods ended March 31, 1997 and 1996, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended
December 31, 1996. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the nine months are not necessarily indicative of the results for the entire year for most of the Company's businesses.

     On March 13, 1997, Transamerica announced that it intends to sell substantially all of its consumer lending operation as part of our strategy to redeploy our capital while moving ahead with a plan to build a new, centralized real estate secured lending operation. As of March 31, 1997 the assets offered for sale include approximately $3.4 billion of gross receivables, principally real estate secured loans, a network of approximately 420 branch offices, investment securities of $132.6 million at fair value and other assets, including intangibles, of $244.7 million. In addition, another $351.2 million of real estate secured loans, non real estate secured loans and foreclosed properties will be sold or liquidated separately. This amount includes approximately $279.8 million, at March 31, 1997, remaining from the $1.1 billion segregated in the plan announced in 1996. This plan was to accelerate efforts to reduce the consumer lending operation's exposure to non real estate consumer loans by further curtailing production of these loans, liquidating most of the non real estate loan portfolio and intensifying collection efforts. Net proceeds from the sales will be used to reduce debt, purchase Transamerica common stock, fund the new centralized operations and for other corporate purposes.


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

             TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                               _____________

                        CONSOLIDATED BALANCE SHEET

                (Amounts in millions except for share data)


                                                  March 31,    December 31,
                                                     1997          1996
Assets:
  Cash and cash equivalents ....................  $    46.6     $   431.8
  Investments securities .......................                    126.3
  Finance receivables, net of unearned finance
    charges and insurance premiums:                 4,315.6       7,970.0
  Less allowance for losses ....................       88.8         352.3
                                                  _________     _________
                                                    4,226.8       7,617.7

Property and equipment - less accumulated
  depreciation of $1,052.9 in 1997
  and $1,020.9 in 1996:
  Land, buildings and equipment ................       22.9          73.3
  Equipment held for lease .....................    3,048.3       3,118.5
Advances to Transamerica affiliates ............      327.9         319.5
Goodwill, less accumulated amortization
  of $133.4 in 1997 and $131.1 in 1996 .........      322.3         328.3
Assets held for sale less valuation
  allowance of $196.1 in 1997 and
    $1.8 in 1996 ...............................    3,810.6          86.5
Other assets ...................................      430.7         403.6
                                                  _________     _________
                                                  $12,236.1     $12,505.5
                                                  =========     =========

Liabilities and Stockholder's Equity:
  Debt:
    Unsubordinated .............................. $ 8,616.9     $ 8,969.5
    Subordinated ................................     884.1         904.6
                                                  _________     _________
      Total debt ................................   9,501.0       9,874.1

  Accounts payable and other liabilities ........     721.2         706.3
  Income taxes payable ..........................     366.6         243.5
  Stockholder's equity:
    Preferred stock --authorized, 250,000
      without par value; none issued
    Common stock--authorized, 2,500,000
      shares of $10 par value; issued and
        outstanding 1,464,285 shares ............      14.6          14.6
    Additional paid-in capital ..................   1,638.6       1,667.5
    Retained earnings ...........................         -             -

    Net unrealized gain from
      investments marked to fair value ..........       2.7           2.7
    Foreign currency translation adjustments ....      (8.6)         (3.2)
                                                  _________     _________
      Total stockholder's equity ................   1,647.3       1,681.6
                                                  _________     _________
                                                  $12,236.1     $12,505.5
                                                  =========     =========

            TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                             _______________

                    CONSOLIDATED STATEMENT OF INCOME
                          (Amounts in millions)

                                                     Three months ended
                                                          March 31,
                                                      1997        1996
REVENUES
  Finance charges ................................  $  256.7    $  292.7
  Leasing revenues ...............................     189.0       164.3
  Income from affiliates .........................       4.3         3.0
  Other ..........................................      20.2        17.6
    Total revenues ...............................  ________    ________
                                                       470.2       477.6
EXPENSES
  Interest and debt expense ......................     143.9       153.7
  Depreciation on equipment held for lease .......      67.5        60.4
  Salaries and other operating expenses ..........     169.3       158.9
  Provision for losses on receivables
     and assets held for sale ....................      35.5        30.0
                                                    ________    ________
    Total expenses ...............................     416.2       403.0

Income before income taxes .......................      54.0        74.6
Income taxes .....................................      18.8        26.8
                                                    ________    ________
Net income                                          $   35.2    $   47.8
                                                    ========    ========

            TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                              ____________

                  CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Amounts in millions)

                                                     Three months ended
                                                          March 31,
                                                      1997        1996

OPERATING ACTIVITIES
    Net income ...................................  $    35.2   $    47.8
        Adjustments to reconcile net income to
           net cash provided by operating
              activities:
        Depreciation and amortization ............       73.5        66.7
        Provision for losses on receivables
           and assets held for sale ..............       35.5        30.1
        Amortization of policy acquisition
           costs .................................        2.6         2.3
        Change in accounts payable and other
           liabilities ...........................       50.2        38.6
        Change in income taxes payable ...........       12.9        20.7
        Other ....................................      (94.1)       21.6
                                                    _________   _________
           Net cash provided by operating
             activities ..........................      115.8       227.8


INVESTING ACTIVITIES
    Finance receivables originated ...............   (3,976.4)   (3,726.1)
    Finance receivables collected ................    3,378.6     3,424.4
    Sale of finance receivables ..................      447.9
    Purchase of property and equipment
        held for lease ...........................      (75.9)      (83.7)
    Sales of property and equipment held
        for lease ................................       29.4        24.6
    Purchase of investment securities ............       (9.0)       (2.9)
    Sales or maturities of investment
        securities ...............................        3.0         0.1
    Decrease (increase) in investments in and
        advances to affiliates ...................       (8.4)      (27.3)
    Other ........................................      133.8        41.3
                                                    _________   _________
        Net cash used by investing
         activities ..............................      (77.0)     (349.6)

FINANCING ACTIVITIES
  Proceeds from debt financing ...................    2,191.4       955.0
  Payments of debt ...............................   (2,551.3)     (754.6)
  Cash dividends paid ............................      (35.2)      (23.6)
  Return of capital ..............................      (28.9)
                                                    _________   _________
        Net cash provided (used) by
          financing activities ...................     (424.0)      176.8
                                                    _________   _________
  Increase (decrease) in cash and cash
    equivalents ..................................     (385.2)       55.0
  Cash and cash equivalents at beginning
    of year ......................................      431.8         2.7
                                                    _________   _________
  Cash and cash equivalents at end
    of period ....................................  $    46.6   $    57.7
                                                    =========   =========

              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                            (Amounts in millions)



                                             Three months ended
                                                 March 31,
                                             1997           1996

Balance at beginning of year ..........    $      -       $  103.5
Net income ............................        35.2           47.8
Dividends declared ....................       (35.2)         (23.6)
                                           ________       ________
Balance at end of period ..............    $      -       $  127.7
                                           ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   REVENUES AND INCOME BY LINE OF BUSINESS

                                       Three months ended March 31,
                                      Revenues                 Income
                                  1997        1996         1997      1996
                                          (Amounts in millions)

Consumer lending .............  $  151.9    $  198.1      $  0.5    $17.8
Commercial lending ...........     108.4        96.6        19.9     14.7
Leasing ......................     207.7       181.9        15.8     18.8
Unallocated items ............       2.2         1.0         1.9     (0.6)
Amortization of goodwill .....                              (2.9)    (2.9)
                                ________    ________      ______    _____
Finance                         $  470.2    $  477.6      $ 35.2    $47.8
                                ========    ========      ======    =====

Consumer Lending

     On March 13, 1997, Transamerica announced that it intends to sell substantially all of its consumer lending operation as part of our strategy to redeploy our capital while moving ahead with a plan to build a new, centralized real estate secured lending operation. As of March 31, 1997 the assets offered for sale include approximately $3.4 billion of gross receivables, principally real estate secured loans, a network of approximately 420 branch offices, investment securities of $132.6 million at fair value and other assets, including intangibles, of $244.7 million. In addition, another $351.2 million of real estate secured loans, non real estate secured loans and foreclosed properties will be sold or liquidated separately. This amount includes approximately $279.8 million, at March 31, 1997, remaining from the $1.1 billion segregated in the plan announced in 1996. This plan was to accelerate efforts to reduce the consumer lending operation's exposure to non real estate consumer loans by further curtailing production of these loans, liquidating most of the non real estate loan portfolio and intensifying collection efforts. Net proceeds from the sales will be used to reduce debt, purchase Transamerica common stock, fund the new centralized operations and for other corporate purposes.

     In 1996, we announced a plan to reduce our exposure to non real estate consumer loans and certain real estate secured loans. The plan covered a total of $1.1 billion in receivables. By December 31, 1996, we had reduced our exposure to these loans to $462.3 million. During the first quarter of 1997, primarily through sales of $162.2 million, our exposure to the loans covered in the plan had been reduced to $279.8 million. During the first quarter of 1997 we sold an additional $268.8 million of receivables. These sales comprised receivables in foreclosure and over 90 day delinquent receivables.

     Consumer lending income before the amortization of goodwill for the first quarter of 1997 declined $17.3 million (97%) from the first quarter 1996. Pending the completion of the sale of the operations and assets being offered, loan loss reserves are being adjusted to offset operating results of the operations held for sale including any gains or losses from asset sales. In the first quarter of 1996, the consumer lending operation reported net income of $17.8 million.

     Revenues decreased $46.2 million (23%) in the first quarter of 1997 from the comparable year ago period due to the effects of a $1 billion (20%) decreased in average net receivables outstanding, which resulted primarily from sales of various loan portfolios in the fourth quarter of 1996 and the first quarter of 1997.

     Interest expense decreased $14.1 million (18%) for the first quarter of 1997 compared to the same period a year ago due primarily to lower average outstanding debt needed to support the lower average finance receivables outstanding. Other operating expenses in the first quarter of 1997 decreased $9.2 million (14%) over the first quarter of 1996 due primarily to the impact of downsizing operations.

     We recorded a provision for losses on receivables of $32.8 million in the first quarter of 1997 compared to $26.7 million in the first quarter of 1996. The increase is due to increased credit losses and, to a lesser extent, our decision to adjust the reserve for loan losses to offset the operating results of our consumer lending operations.

     Net credit losses in the first quarter of 1997 rose $73.1 million (213%) over the same quarter a year ago primarily due to losses recognized on the sales of loans in process of foreclosure and 90 day and over delinquent receivables.

     Net consumer finance receivables at March 31, 1997 and December 31, 1996 were $3.7 billion, of which $3.6 billion were held for sale, and $4.2 billion, of which $3.3 billion and $3.5 billion were real estate secured loans, principally first and second mortgages secured by residential properties. Approximately 33% of the real estate secured loans were located in California. The decrease in net receivables was primarily due to the continuing sales of loan portfolios.

     Delinquent finance receivables on the portfolio held for sale, including special assets, were $234 million (6.43% of finance receivables outstanding) at March 31, 1997 compared to $219.8 million (5.35% of finance receivables outstanding) at December 31, 1996. Approximately 60% of the increase in the delinquency percentage of gross receivables outstanding is due to having lower receivables outstanding as of March 31, 1997. The rest was caused by an increase in delinquent accounts of $14.8 million as of March 31, 1997 compared to December 31, 1996. Active management of these delinquent accounts has become temporarily more difficult because of the planned sale of most of our consumer lending operations. Delinquent finance receivables on the portion of the business that we intend to retain were $681,000 (0.66% of gross receivables outstanding at March 31, 1997, compared to $142,000 (0.26%) at December 31, 1996.

     We have established an allowance for losses equal to 5.47% of those net consumer finance receivables outstanding held for sale, (excluding foreclosures in process) at March 31, 1997 compared to 6.84% at December 31, 1996; the decrease in the percentage reflects a $95 million reduction in the allowance as a result of the recognition of losses on the sales of delinquent receivables. We have also established an allowance for losses of 3.95% of net consumer finance receivables on the portion of the business we intend to retain.

     We suspend the accrual of interest and other finance charges on accounts that become contractually past due by more than 29 days. At March 31, 1997 and December 31, 1996 nonearning net receivables which excludes accounts in process of foreclosure, totaled $511 million and $467 million. Approximately one third of the increase is attributable to an increase in 60 day plus delinquent accounts and two thirds of the increase is attributable to 30 to 59 days delinquent accounts. When we receive payments on accounts in non accrual status, we apply them to principal and interest income according to the terms of the loan.

     When foreclosure proceedings begin on an account secured by real estate, the amount is written down to the lower of the account balance or the fair value of the collateral less estimated selling costs. Accounts in process of foreclosure totaled $71.5 million at March 31, 1997, 35% of which was in California and $144.3 million at December 31, 1996, 47% of which was in California. Repossessed assets held for sale totaled $58.8 million, 72% of which was in California at March 31, 1997 and $83.1 million, 71% of which was in California at December 31, 1996. The decline was due to sales in the portfolios which more than offset increases in accounts in foreclosure.

     Factors such as economic conditions, competition, and, for accounts secured by real estate, the state of the real estate market (particularly in California) all affect trends in receivables levels, credit losses, delinquencies, accounts in foreclosure, repossessed assets, the value we can expect to receive on the sales of our assets and operations and our results of operations.


Commercial Lending

     Net income from our commercial lending operations for the first quarter of 1997 was $17.5 million compared to $12.3 million for the first quarter of 1996. Income, before the amortization of goodwill, for the first quarter of 1997 increased $5.2 million (36%) over the first quarter of 1996. The increase resulted primarily from a $3.2 million tax benefit in 1997 from the satisfactory resolution of prior years' tax matters and higher average net receivables outstanding.

     Revenues in the first quarter of 1997 increased $11.8 million (12%) from 1996 principally as a result of growth in average net receivables outstanding which more than offset a decline in yield due to increased competition.

     Interest expense increased $5.8 million (17%) in the first quarter of 1997 due to a higher average debt level needed to support receivables growth. Operating expenses rose $2.3 million (7%) primarily as a result of higher levels of business volume and outstanding receivables. The provision for losses on receivables decreased $600 thousand (19%) due to a decline in reserve levels as a percentage of net finance receivables outstanding due to improved credit quality. Credit losses, net of recoveries, on an annualized basis as a percentage of average net receivables outstanding were 0.14% for the first quarter of 1997 compared to 0.09% for the first quarter of 1996.

     Net commercial finance and lease receivables outstanding grew $410.2 million (12%) in the first quarter of 1997 over December 31, 1996. During the first quarter of 1997, our distribution finance operation purchased for cash a portfolio of floor plan finance receivables with a total net outstanding balance of approximately $115 million. We have established an allowance for losses equal to 2.11% of net commercial finance receivables outstanding as of March 31, 1997 compared to 2.29% at December 31, 1996.

     Delinquent receivables are defined as instalments for inventory finance and asset based lending receivables more than 60 days past due and the receivables balance for all other receivables more than 60 days past due. At March 31, 1997 delinquent receivables were $11.6 million (0.30% of receivables outstanding) compared to $10.1 million (0.29% of receivables outstanding) at December 31, 1996.

     Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent or sooner if it appears doubtful they will be fully collectible. Nonearning receivables were $23 million (0.59% of receivables outstanding) at March 31, 1997 compared to $15.7 million (0.45% of receivables outstanding) at December 31, 1996. The increase in nonearning receivables was primarily attributable to one major account in the distribution finance portfolio.


Leasing

     In the first quarter of 1997 our leasing operation reported net income of $15.3 million compared to $18.3 million in the first quarter of 1996.
Leasing income before the amortization of goodwill was $15.8 million in the first quarter of 1997 compared to $18.8 million in the first quarter of 1996, a decline of $3 million (16%) versus the comparable 1996 period. First quarter 1996 results included a $2.6 million tax benefit from the favorable resolution of an outstanding state tax issue. Lower earnings in 1997 also resulted from lower standard and refrigerated container utilization and lower gains from sales of used standard containers due to overcapacity of equipment and softening in per diem rates. Offsetting some of these negatives in earnings were favorable results from a larger portfolio of finance leases and more on-hire standard, refrigerated and tank containers, and chassis due to a larger fleet as a result of the Trans Ocean acquisition.

     Revenue for the first quarter of 1997 increased $25.8 million (14%) over the first quarter of 1996. Revenue increased due to a larger on-hire fleet of standard, refrigerated and tank containers and chassis mainly associated with the October 1996 acquisition of Trans Ocean Ltd. This increased our fleet size by approximately 25%. Revenue also increased due to a larger portfolio of finance leases and more on-hire European trailers. Partially offsetting these increases were lower revenues from decreased utilization and rental rates for refrigerated and tank containers and lower utilization from standard containers due to the overcapacity of equipment and softening in per diem rates. Rail trailer also reported lower revenues due to a smaller fleet size and fewer on-hire units.

     Expenses for the first quarter of 1997 increased $25.8 million (17%) over the first quarter of 1996 due mainly to higher ownership and operating costs associated with larger fleets of standard, refrigerated and tank containers, chassis and European trailers.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 78% for the first quarter of 1997 compared to 81% in the first quarter of 1996. Rail trailer utilization was 83% for the first quarter of 1997 compared to 79% in the first quarter of 1996. European trailer utilization was 91% for the first quarter of 1997 compared to 92% in the first quarter of 1996.


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

     Derivative financial instruments with a notional amount of $1,229.1 million at March 31, 1997 and $1,254.0 million at December 31, 1996 and designated as hedges of the Company's liabilities were outstanding.

     While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At March 31, 1997, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. At March 31, 1997 and December 31, 1996 the fair value of the Company's derivative financial instruments was a net obligation of $7.8 million and a net benefit of $5.5 million comprising agreements with aggregate gross benefits of $7.4 million and $18.9 million and agreements with aggregate gross obligations of $15.2 million and $13.4 million.

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

Date:  May 12, 1997