Form 10-Q
period 1997-06-30
TRANSAMERICA FINANCE CORP
filed 1997-08-14
CIK 99193

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1997


                          Commission File Number 1-6798

                               ------------------


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

                                 (4l5) 983-4000
               Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No

         Number of shares of Common Stock, $10 par value, outstanding as of close of business on July 31, 1997: 1,464,285.

         TRANSAMERICA FINANCE CORPORATION

         FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.


         The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company") for the periods ended June 30, 1997 and 1996, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended December
31, 1996. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Company's businesses.

         On June 23, 1997, the Company's parent, Transamerica Corporation, sold its branch based consumer lending operation as part of its strategy to redeploy its capital while moving ahead with a plan to build a new, centralized real estate secured lending operation. Gross proceeds from the sale were $3.9 billion, or $1.1 billion after repayment of associated debt. As a result of the sale, second quarter results included an after tax gain of $275 million after taking into account write downs of intangibles and other items. In addition, another $189.5 million of real estate secured loans, non real estate secured loans and foreclosed properties and other repossessed assets remain as of June 30, 1997 which will be sold or liquidated separately.

         Effective June 30, 1997, a merger was effected between Transamerica Finance Corporation and its immediate parent, Transamerica Finance Group, Inc., in which Transamerica Finance Corporation was the surviving corporation. Among other things, the merger resulted in the contribution by Transamerica Finance Group, Inc. of its investment in an insurance premium finance business along with several other small subsidiaries to the Company. The transfer was accounted for as a pooling of interest and all periods presented have been restated.

                                    * * * * *

         The consolidated ratios of earnings to fixed charges were computed by dividing income before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor.

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                  -------------

                           CONSOLIDATED BALANCE SHEET

                   (Amounts in millions except for share data)


                                                          June 30,  December 31,
                                                            1997         1996
                                                                     (Restated)
Assets:
Cash and cash equivalents ............................. $      75.1 $     429.4

Finance receivables ...................................     4,971.7     8,697.9
         Less unearned fees ($298.0 in 1997 and
            $437.6 in 1996) and allowance for losses ..       405.1       794.1
                                                          ---------   ---------
                                                            4,566.6     7,903.8

Property and equipment less accumulated depreciation
   of $1,110.5 in 1997 and $1,025.0 in 1996:
         Land, buildings and equipment ................        27.7        75.1
         Equipment held for lease .....................     3,119.2     3,118.5
Goodwill, less accumulated amortization of
   $148.1 in 1997 and $142.2 in 1996...................       361.6       371.1
Assets held for sale, net of valuation allowance ......       189.8        86.5
Other assets ..........................................       542.2       660.7
                                                          ---------   ---------
                                                        $   8,882.2 $  12,645.1
                                                          =========   =========
Liabilities and Stockholder's Equity:
Debt:
         Unsubordinated ............................... $   5,268.0 $   8,974.7
         Subordinated .................................       840.3       904.6
                                                          ---------   ---------
                  Total debt ..........................     6,108.3     9,879.3

Accounts payable and other liabilities ................       840.9       786.7
Income taxes payable ..................................       457.5       244.7
Stockholder's equity:
         Preferred stock --authorized, 250,000
              without par value; none issued
         Common stock--authorized, 2,500,000
              shares of $10 par value; issued and
              outstanding 1,464,285 shares ............        14.6        14.6
         Additional paid-in capital ...................     1,473.6     1,602.6
         Retained earnings ............................                   117.7
         Net unrealized gain from investments marked
              to fair value ...........................                     2.7
         Foreign currency translation adjustments .....       (12.7)       (3.2)
                                                          ---------   ---------

                  Total stockholder's equity ..........     1,475.5     1,734.4
                                                          ---------   ---------

                                                        $   8,882.2 $  12,645.1
                                                          =========   =========

                                     TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                                      ---------------

                                             CONSOLIDATED STATEMENT OF INCOME
                                                   (Amounts in millions)


                                                                            Six months ended                   Three months ended
                                                                               June 30,                             June 30,

                                                                         1997               1996              1997            1996
                                                                                        (Restated)                        (Restated)
REVENUES
         Finance charges .....................................       $     491.3         $   606.6         $  221.8         $  303.6
         Leasing revenues ....................................             370.5             328.2            181.6            163.8
         Gain on sale of consumer
              lending branch operations ......................             469.0                              469.0
         Other ...............................................              45.5              36.9             22.5             17.9
                                                                     -----------         ---------         --------         --------
                  Total revenues .............................           1,376.3             971.7            894.9            485.3

EXPENSES
         Interest and debt expense ...........................             268.0             304.6            123.9            150.8
         Depreciation on equipment
              held for lease .................................             135.2             120.9             67.7             60.5
         Salaries and other
              operating expenses .............................             352.4             326.0            173.2            159.0
         Provision for losses
              on receivables and
              assets held for sale ...........................              45.0             101.5              8.6             68.3
                                                                     -----------         ---------         --------         --------
                  Total expenses .............................             800.6             853.0            373.4            438.6

Income before income taxes ...................................             575.7             118.7            521.5             46.7
Income taxes .................................................             234.5              44.0            215.4             18.4
                                                                     -----------         ---------         --------         --------

Net income ...................................................       $     341.2         $    74.7         $  306.1         $   28.3
                                                                     ===========         =========         ========         ========


Ratio of earnings to fixed charges ...........................              3.10              1.38
                                                                     ===========         =========

                                  TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                                     ------------

                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (Amounts in millions)

                                                                                                           Six months ended
                                                                                                                June 30,
                                                                                                      1997                  1996
                                                                                                                         (Restated)
OPERATING ACTIVITIES
         Net income ....................................................................         $     341.2            $     74.7
         Adjustments to reconcile net income to
              net cash provided by operating activities:
                 Gain on sale of Consumer Lending
                    branch operations ..................................................              (275.0)
                  Depreciation and amortization ........................................               147.9                 134.8
                  Provision for losses on receivables
                      and assets held for sale .........................................                44.9                 101.5
                  Change in accounts payable and other
                      liabilities ......................................................               208.7                  64.6
                  Change in income taxes payable .......................................               (44.2)                  1.1
                  Other ................................................................                21.2                   5.4
                                                                                                 -----------            ----------

         Net cash provided by operating activities .....................................               444.7                 382.1


INVESTING ACTIVITIES
         Finance receivables originated ................................................           (10,070.5)             (8,753.7)
         Finance receivables collected and sold ........................................             9,922.9               8,577.0
         Purchase of property and equipment ............................................              (174.8)               (167.7)
         Sales of property and equipment ...............................................                49.3                  44.9
         Proceeds from sale of Consumer Lending branch
              operations to Household International, Inc. ..............................             3,860.0

         Other .........................................................................               (20.9)                 67.0
                                                                                                 -----------            ----------

         Net cash provided (used) by
         investing activities ..........................................................             3,566.0                (232.5)

FINANCING ACTIVITIES
         Proceeds from debt financing ..................................................             2,879.1               2,977.3
         Payments of debt ..............................................................            (6,640.0)             (3,009.7)
         Dividends and capital transactions
            with parent ................................................................              (604.1)                (92.7)
                                                                                                 -----------            ----------

Net cash used by financing activities ..................................................            (4,365.0)               (125.1)
                                                                                                 -----------            ----------
         Increase (decrease) in cash and
              cash equivalents .........................................................              (354.3)                 24.5
         Cash and cash equivalents at beginning
              of year ..................................................................               429.4                   8.0
                                                                                                 -----------            ----------

         Cash and cash equivalents at end of period ....................................         $      75.1            $     32.5
                                                                                                 ===========            ==========


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                              (Amounts in millions)


                                                          Six months ended
                                                              June 30,

                                                          1997         1996
                                                                    (Restated)

Balance at beginning of year ....................      $  117.7        $  272.7
Net income ......................................         341.2            74.7
Dividends .......................................        (458.9)          (92.7)
                                                       --------        --------

Balance at end of period ........................      $  -            $  254.7
                                                       ========        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                                                REVENUES AND INCOME BY LINE OF BUSINESS
                                                               Six months ended June 30,                          Second Quarter
                                                       Revenues                        Income                         Income
                                              1997                1996          1997            1996            1997          1996
(Amounts in millions)                                         (Restated)                     (Restated)                   (Restated)


Consumer lending .....................      $    720.6        $  392.3        $  275.0        $  13.1        $  275.0       $  (4.7)
Commercial lending ...................           239.0           211.6            41.9           32.7            20.7          18.2
Leasing ..............................           408.6           363.8            28.3           37.7            12.5          18.9
Unallocated items ....................             8.1             4.0             2.4           (2.3)            1.1          (0.9)
Amortization of goodwill .............                                            (6.4)          (6.5)           (3.2)         (3.2)
                                            ----------        --------        --------        -------        --------       -------
Finance ..............................      $  1,376.3        $  971.7        $  341.2        $  74.7        $  306.1       $  28.3
                                            ==========        ========        ========        =======        ========       =======


Consumer Lending

         On June 23, 1997, Transamerica sold its branch based consumer lending operation as part of its strategy to redeploy capital while moving ahead with a plan to build a new, centralized real estate secured lending operation. Gross proceeds from the sale were $3.9 billion, or $1.1 billion after repayment of associated debt. As a result of the sale, second quarter results included an after tax gain of $275 million after taking into account writedowns of intangibles and other items. In addition, another $189.5 million of real estate secured loans, non real estate secured loans, foreclosed properties and other repossessed assets remain as of June 30, 1997 which will be sold or liquidated separately.

         Prior to completing the sale of the operations discussed above, loan loss reserves were adjusted to offset operating results including any gains or losses from asset sales. Accordingly, except for the $275 million gain on sale included in second quarter results, no income or loss from the consumer lending operations was reported for the first half and second quarter of 1997. In the first half and second quarter of 1996, the consumer lending operation had net income of $13.1 million and a net loss of $4.7 million.

         Revenues increased $328.3 million (84%) for the first half of 1997 over the comparable period of 1996. For the second quarter of 1997 revenues increased $373.7 million (193%) over the second quarter of 1996. Both increases reflected the $469 million pretax gain on the sale of the branch-based lending business which was offset in part by lower finance charges due to lower average receivables outstanding which resulted primarily from the sale of the operations and sales of various loan portfolios during the first six months of 1997.

         Interest expense for the first half and second quarter of 1997 decreased $49.2 million (33%) and $35.1 million (47%) from the comparable year ago periods. Other operating expenses for the first half and second quarter of 1997 decreased $13.8 million (11%) and $5.9 million (10%) from the same periods a year ago. The provision for losses on receivables for the first six months and second quarter of 1997 decreased $56.2 million (60%) and $62.3 million (93%) compared to the same periods a year ago. All declines were due primarily to the impact of downsizing operations and the sale of the branch-based lending business.

         As previously discussed, Transamerica intends to continue operating in the consumer lending business and is building a new centralized real estate secured lending operation. As part of this plan, at June 30, 1997 there were $180.4 million of net consumer finance receivables relating to continuing operations. The decrease of $3.7 billion in receivables from December 31,1996 is due primarily to the sale of the branch-based lending business and the sales of various loan portfolios.

         Delinquent finance receivables, which are defined as receivables contractually past due 60 days or more, were $2.9 million at June 30, 1997 of continuing operations receivables (1.57% of finance receivables outstanding).

         For continuing business accounts, accrual of interest and other finance charges is suspended on accounts that become contractually past due more than 90 days. At June 30, 1997 such nonearning receivables amounted to $55,000. Payments received on accounts while in non accrual status are applied to principal and interest income according to the terms of the loan.

         Management has established an allowance for losses equal to 2.90% of net consumer finance receivables outstanding at June 30, 1997 on continuing businesses.

         Retained assets from the sold operation held for sale at June 30, 1997 totaled $189.5 million reflecting the net carrying value of $225.5 million of contractual finance receivables of which $143.8 million is 60 days or more past due, $35.8 million of foreclosures in process and $26 million of repossessed assets.

         Factors such as economic conditions, competition, and, for accounts secured by real estate, the state of the real estate market, all affect trends in receivable levels credit losses, delinquencies, accounts in foreclosure and repossessed assets. Management intends to continue its efforts to dispose of its liquidating portfolio.

Commercial Lending

         Commercial lending net income for the first half and second quarter of 1997 was $36.6 million and $18.1 million compared to $27.3 million and $15.5 million for the comparable periods of 1996. Commercial lending income, before the amortization of goodwill, for the first half and second quarter of 1997 increased $9.2 million (28%) and $2.5 million (14%) from 1996's first half and second quarter. The first half increase resulted primarily from i) the inclusion in the first quarter of 1997 of a $3.2 million tax benefit from the satisfactory resolution of prior years' tax matters, ii) the inclusion in the first quarter of 1996 of the effect of after tax loss provisions of $2.5 million on a contested account and for settlement of a legal matter and iii) higher average net receivables outstanding. The increase in the second quarter resulted primarily from higher average net receivables outstanding.

         Revenues in the first half and second quarter of 1997 increased $27.4 million (13%) and $14.6 million (14%) over the corresponding 1996 periods. Higher average net receivables outstanding attributable to growth more than offset a decline in yield due to increased competition.

         Interest expense increased $12.6 million (18%) and $6.7 million (18%) in the first half and second quarter of 1997 primarily due to a higher average debt level needed to support receivables growth. Operating expenses for the first six months and second quarter of 1997 increased $3.7 million (5%) and $1 million (3%) primarily as a result of higher levels of business volume and outstanding receivables. The provision for losses on receivables for the first half and second quarter of 1997 decreased $300,000 (4%) and increased $2.6 million (186%) from the corresponding 1996 periods. The 1996 first quarter included a $2.9 million ($1.7 million after tax) reserve established on a major impaired account in the insurance premium finance portfolio. The second quarter increase was primarily attributable to growth in net receivables outstanding. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.15% for the first half and 0.13% for the second quarter of 1997 compared to 0.10% and 0.10% for the comparable periods of 1996.

         Net commercial finance receivables outstanding were $4 billion at June 30, 1997, an increase of $387.9 million (11%) from December 31, 1996. In 1997, the distribution finance operation purchased for cash a portfolio of floor plan finance receivables with a total net outstanding balance of approximately $115 million, and the insurance premium finance operation reduced the level of pooled securitized receivables by $75 million. Management has established an allowance for losses equal to 2.16% of net commercial finance receivables outstanding as of June 30, 1997 compared to 2.22% at December 31, 1996.

         Delinquent receivables are defined as installments for inventory finance and asset based lending receivables more than 60 days past due and the outstanding loan balance for all other receivables over 60 days past due. Delinquent receivables were $17.7 million (0.42% of receivables outstanding) at June 30, 1997 compared to $17.3 million (0.46% of receivables outstanding) at December 31, 1996.

         Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent or sooner, if it appears doubtful they will be fully collectible. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $24.7 million (0.59% of receivables outstanding) at June 30, 1997 compared to $21.4 million (0.56% of receivables outstanding) at December 31, 1996.

Leasing

         Leasing net income for the first half and second quarter of 1997 was $27.3 million and $12 million compared to $36.7 million and $18.4 million for the first half and second quarter of 1996. Leasing income, before the amortization of goodwill, was $28.3 million and $12.5 million in the first half and second quarter of 1997 compared to $37.7 million and $18.9 million in the corresponding periods of 1996.

         Leasing income, before the amortization of goodwill, for the first half and second quarter of 1997, decreased $9.4 million (25%) and $6.4 million (34%) as compared to the first half and second quarter of 1996. The 1996 results included a $2.6 million tax benefit from the favorable resolution of outstanding state tax issues. Lower earnings for both the first half and second quarter of 1997 resulted from lower standard container utilization and lower per diem rates, caused by an over capacity of equipment and lower gains from sales of used standard containers. Offsetting some of these negative factors were favorable results from a larger portfolio of finance leases and favorable earnings in the rail trailer and domestic container lines.

         Revenue for the first half and second quarter of 1997 increased $44.8 million (12%) and $18.9 million (10%) versus the first half and second quarter of 1996. This revenue increase was due to a larger on-hire fleet of standard, refrigerated and tank containers and chassis mainly associated with the October 1996 acquisition of Trans Ocean Ltd. This acquisition increased our fleet size by approximately 25%. Revenue also increased due to a larger portfolio of finance leases and more on-hire European trailers. Partially offsetting these increases were lower revenues from decreased utilization and rental rates for refrigerated containers and lower utilization from standard containers due to an over capacity of equipment. The rail trailer operation also reported lower revenues due to a smaller fleet size.

         Expenses for the first half and second quarter of 1997 increased $54.4 million (18%) and $28.7 million (19%) over the corresponding 1996 periods, mainly due to higher ownership and operating costs associated with larger fleets of standard and refrigerated containers, chassis and European trailers.

         The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 78% for both the first half and second quarter of 1997 compared to 82% for both the first half and second quarter of 1996. Rail trailer utilization was 83% for both the first half and second quarter of 1997 compared to 80% for both the first half and second quarter of 1996. European trailer utilization was 91% and 92% for the first half and second quarter of 1997 compared to 93% for both the first half and second quarter of 1996.

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

         Derivative financial instruments with a notional amount of $703.1 million at June 30, 1997 and $892.8 million at December 31, 1996 and designated as hedges of the Company's liabilities were outstanding.

         While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At June 30, 1997, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. At June 30, 1997 and December 31, 1996 the fair value of the Company's derivative financial instruments was a net obligation of $6.7 million and $800,000 comprising agreements with aggregate gross benefits of $17.0 million and $8.9 million and agreements with aggregate gross obligations of $10.2 million and $9.7 million.

         When we sell or otherwise dispose of an asset or liability which is hedged by a derivative contract, the derivative contract is either reassigned to hedge another asset or liability or closed out, and any gain or loss recognized.

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

Date:    August 14, 1997