Form 10-Q
period 1997-09-30
TRANSAMERICA FINANCE CORP
filed 1997-11-14
CIK 99193

November 14, 1997



Securities and Exchange Commission
Judiciary Plaza Office Building
450 Fifth Street, N.W.
Washington, D.C.  20549

ATTN:  Document Control *EDGAR*

Ladies/Gentlemen:

         Accompanying this letter is one copy of Form 10-Q, Quarterly Report for the quarterly period ended September 30, 1997, for Transamerica Finance Corporation.

         One complete copy of this report is being forwarded to the New York Stock Exchange.

Very truly yours,

Burton E. Broome
Vice President and  Controller


cc:  New York Stock Exchange

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                         ------------------


                             FORM 10-Q

( X ) QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                     EXCHANGE ACT OF 1934

            For Quarterly Period Ended September 30, 1997


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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Number of shares of Common Stock, $10 par value, outstanding as of close of business on October 31, 1997: 1,464,285.

         TRANSAMERICA FINANCE CORPORATION

         FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.


         The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company") for the periods ended September 30, 1997 and 1996, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended December
31, 1996. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Company's businesses.

     On September 18, 1997, Transamerica announced a definitive agreement to acquire approximately $1.23 billion of net receivables and other assets of the inventory financing, consumer financing and international factoring businesses of Whirlpool Financial Corporation for a total purchase price of $1.35 billion, subject to final closing adjustments. On October 16, 1997, Transamerica announced that it had completed the acquisition of Whirlpool Financial Corporation's inventory finance business in the United States, Canada and Mexico, as well as its international factoring business in Argentina, for $759 million in cash. The acquisition of most of the remaining assets of the international factoring operations was completed by November 3, 1997, for approximately $170 million in cash. The acquisition of the consumer finance business, including Whirlpool Financial National Bank, a credit card bank, will close separately upon receipt of appropriate regulatory approval.

     On June 23, 1997, the Company's parent, Transamerica Corporation, sold its branch based consumer lending operation as part of its strategy to redeploy its capital while moving ahead with a plan to build a new, centralized real estate secured lending operation. Gross proceeds from the sale were $3.9 billion, or $1.1 billion after repayment of associated debt. As a result of the sale, second quarter results included an after tax gain of $275 million after taking into account write downs of intangibles and other items. In addition, real estate secured loans, non real estate secured loans and foreclosed properties and other repossessed assets with a carrying value of $171.5 million remain as of September 30, 1997 which will be sold or liquidated separately. In October 1997, Transamerica Corporation completed the sale of another $158.7 million of contractual finance receivables and foreclosures in process for gross proceeds of $117.8 million subject to closing adjustments.

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

Page 3

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                                   -------------
                           CONSOLIDATED BALANCE SHEET

                   (Amounts in millions except for share data)

                                                           September 30,          December 31,
                                                                   1997                   1996

                                                                                    (Restated)
Assets:
Cash and cash equivalents                                   $      43.3            $     429.4

Finance receivables                                             4,710.8                8,697.9
         Less unearned fees ($326.2 in 1997 and
            $437.6 in 1996) and allowance for losses              423.9                  794.1

                                                             ----------             ----------
                                                                4,286.9                7,903.8

Property and equipment  less  accumulated  depreciation
 of $1,146.6 in 1997 and $1,025 in 1996:
         Land, buildings and equipment                             27.5                   75.1
         Equipment held for lease                               3,115.0                3,118.5
Goodwill, less accumulated amortization of
   $151.8 in 1997 and $142.2 in 1996                              364.8                  371.1
Assets held for sale                                              171.5                   86.5
Other assets                                                      574.4                  660.7
                                                             ----------             ----------
                                                            $   8,583.4              $12,645.1

                                                             ==========             ==========
Liabilities and Stockholder's Equity:
Debt:
         Unsubordinated                                     $   5,310.1            $   8,974.7
         Subordinated                                             804.9                  904.6

                                                             ----------             ----------
                  Total debt                                    6,115.0                9,879.3

Accounts payable and other liabilities                            858.6                  786.7
Income taxes payable                                              347.5                  244.7
Stockholder's equity:
         Preferred stock --authorized, 250,000
              without par value; none issued
         Common stock--authorized, 2,500,000
              shares of $10 par value; issued and
              outstanding 1,464,285 shares                         14.6                   14.6
         Additional paid-in capital                             1,255.7                1,602.6
         Retained earnings                                                               117.7
         Net unrealized gain from investments marked
              to fair value                                                                2.7
         Foreign currency translation adjustments                  (8.0)                  (3.2)
                                                             ----------             ----------
                  Total stockholder's equity                    1,262.3                1,734.4
                                                             ----------             ----------
                                                            $   8,583.4            $  12,645.1
                                                             ==========             ==========


                                     TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                                      ---------------

                                             CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                                   (Dollar amounts in millions)

                                                         Nine months ended               Three months ended
                                                             September 30,                    September 30,

                                                     1997             1996            1997             1996
                                                                 (Restated)                       (Restated)
REVENUES
         Finance charges                      $     633.5       $   903.1         $  142.2         $ 296.5
         Leasing revenues                           565.3           496.7            194.8           168.5
         Gain on sale of consumer
              lending branch operation              469.0
         Other                                       74.4            52.9             28.9            16.0
                                               ----------        --------          -------          ------
                  Total revenues                  1,742.2         1,452.7            365.9           481.0

EXPENSES
         Interest and debt expense                  362.4           453.6             94.4           149.0
         Depreciation on equipment
              held for lease                        205.6           182.9             70.4            62.0
         Salaries and other
              operating expenses                    490.4           495.7            138.0           169.7
         Provision for losses
              on receivables and
              assets held for sale                   48.0           249.6              3.0           148.1
                                               ----------        --------          -------          ------
                  Total expenses                  1,106.4         1,381.8            305.8           528.8

Income before income taxes                          635.8            70.9             60.1           (47.8)
Income taxes                                        258.6            21.9             24.1           (22.1)
                                               ----------        --------          -------          ------

Net income                                    $     377.2       $    49.0         $   36.0         $ (25.7)
                                               ==========        ========          =======          ======

Ratio of earnings to fixed charges                   2.66            1.15
                                                     ====            ====

Page 5

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                  ------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in millions)

                                                                        Nine months ended
                                                                            September 30,
                                                                        1997            1996
                                                                                   (Restated)
OPERATING ACTIVITIES
         Net income                                              $     377.2      $     49.0
         Adjustments to reconcile net income to
              net cash provided by operating activities:
                 Gain on sale of Consumer Lending
                    branch operation                                  (275.0)
                  Depreciation and amortization                        224.9           205.6
                  Provision for losses on receivables
                      and assets held for sale                          48.0           249.6
                  Change in accounts payable and other
                      liabilities                                      221.0            67.3
                  Change in income taxes payable                        39.8           (24.4)
                  Other                                               (206.3)           33.3
                                                                  ----------       ---------

         Net cash provided by operating activities                     429.6           580.4


INVESTING ACTIVITIES
         Finance receivables originated                            (16,681.0)      (13,769.9)
         Finance receivables collected and sold                     16,819.8        13,541.3
         Purchase of property and equipment                           (268.3)         (391.0)
         Sales of property and equipment                                94.8           160.6
         Proceeds from sale of Consumer Lending branch
              operation to Household International, Inc.             3,860.0

         Other                                                         (27.4)           73.9
                                                                  ----------       ---------

         Net cash provided (used) by
         investing activities                                        3,797.9          (385.1)

FINANCING ACTIVITIES
         Proceeds from debt financing                                3,266.7         4,348.1
         Payments of debt                                           (7,024.2)       (4,409.7)
         Dividends and capital transactions
            with parent                                               (856.1)          (81.4)
                                                                  ----------       ---------

Net cash used by financing activities                               (4,613.6)         (143.0)
                                                                  ----------       ---------
         Increase (decrease) in cash and
              cash equivalents                                        (386.1)           52.3
         Cash and cash equivalents at beginning
              of year                                                  429.4             8.0
                                                                  ----------       ---------

         Cash and cash equivalents at end of period              $      43.3      $     60.3
                                                                  ==========       =========


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                (Amounts in millions)



                                                        Nine months ended
                                                             September 30,

                                                        1997             1996
                                                                      (Restated)


Balance at beginning of year .....                    $  117.7         $  272.7
Net income ................................              377.2             49.0
Dividends ..................................            (494.9)           (92.7)
                                                       -------          -------

Balance at end of period ...........                  $   -            $  229.0
                                                       =======          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                                                                REVENUES AND INCOME BY LINE OF BUSINESS

                                          Nine months ended September 30,                        Third Quarter
                                      Revenues                       Income                      Income (Loss)
                                 1997         1996           1997           1996               1997            1996
(Amounts in millions)                    (Restated)                    (Restated)                         (Restated)


Commercial lending         $    361.4   $    319.7      $    63.1      $   54.5            $   21.2       $   21.8
Consumer lending                749.8        579.2          276.5         (52.6)                1.5          (65.7)
Leasing                         619.0        548.6           45.6          59.7                17.3           22.0
Unallocated items                12.0          5.2            1.9          (2.8)               (0.5)          (0.5)
Amortization of goodwill                                     (9.9)         (9.8)               (3.5)          (3.3)
                            ---------    ---------       --------       -------             -------        -------
                           $  1,742.2   $  1,452.7      $   377.2      $   49.0            $   36.0       $  (25.7)
                            =========    =========       ========       =======             =======        =======


Commercial Lending

         Commercial lending net income for the first nine months and third quarter of 1997 was $55.1 million and $18.5 million compared to $46.3 million and $19.1 million for the comparable periods of 1996. Commercial lending income, before the amortization of goodwill, for the first nine months and third quarter of 1997 increased $8.6 million (16%) and decreased $600,000 (3%) from 1996's first nine months and third quarter. The first nine months increase resulted primarily from (1) the inclusion in the first quarter 1997 of a $3.2 million tax benefit from the satisfactory resolution of prior years' tax matters, (2) the inclusion in the first quarter of 1996 of the effect of after tax loss provisions of $2.5 million on a contested account and for settlement of a legal matter and (3) higher average net receivables outstanding in 1997. These factors more than offset the inclusion in the third quarter of 1996 of a $4.5 million benefit from the resolution of previously disputed issues relating to the 1995 sale of certain operating assets. The decrease in the third quarter resulted primarily from the effect of the $4.5 million benefit described above which more than offset the positive impact in the third quarter of 1997 of higher average net receivables outstanding.

         Revenues in the first nine months and third quarter of 1997 increased $41.7 million (13%) and $14.4 million (13%) over the corresponding 1996 periods. Higher average net receivables outstanding more than offset a decline in yield due to increased competition.

         Interest expense increased $20.5 million (19%) and $7.9 million (22%) in the first nine months and third quarter of 1997 principally due to a higher average debt level needed to support receivables growth. Operating expenses for the first nine months and third quarter of 1997 increased $7.3 million (6%) and $3.7 million (9%) primarily as a result of higher levels of business volume and outstanding receivables. The provision for losses on receivables for the first nine months and third quarter of 1997 increased $2.1 million (25%) and $2.4 million (891%) from the corresponding 1996 periods. The 1996 first quarter included a $2.9 million ($1.7 million after tax) reserve established on a major impaired account in the insurance premium finance portfolio. The third quarter increase in the loss provision was primarily attributable to the third quarter 1996 reversal of reserves no longer required due to the collection of previously reserved receivables in the liquidating portfolio. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.14% for the first nine months and 0.12% for the third quarter of 1997 compared to 0.07% and 0.03% for the comparable periods in 1996.

         Net commercial finance receivables outstanding were $3.9 billion at September 30, 1997 an increase of $213.8 million (6%) from December 31,1996. In 1997, the distribution finance operation purchased for cash a portfolio of floor plan finance receivables with a total net outstanding balance of approximately $115 million and securitized and sold approximately $227 million of a pool of floor plan finance receivables. The insurance premium finance operation reduced the level of pooled securitized receivables by $75 million ($400 million at September 30). Management has established an allowance for losses equal to 2.23% of net commercial finance receivables outstanding as of September 30, 1997 compared to 2.22% at December 31, 1996.

         Delinquent receivables are defined as instalments for inventory finance and asset based lending receivables more than 60 days past due and the outstanding loan balance for all other receivables over 60 days past due. Delinquent receivables were $19.4 million (0.48% of receivables outstanding) at September 30, 1997 compared to $17.3 million (0.46% of receivables outstanding) at December 31, 1996.

         Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent or sooner if it appears doubtful they will be fully collectible. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $30.8 million (0.76% of receivables outstanding) at September 30, 1997 compared to $21.4 million (0.56% of receivables outstanding) at December 31, 1996.

Consumer Lending

     Consumer finance net income for the first nine months and third quarter of 1997 was $276.1 million and $1.1 million. Operating income (excluding goodwill amortization) for the same periods was $276.5 million and $1.5 million. Third quarter earnings comprise the results of the continuing businesses and the liquidating operations. The branch based consumer lending operation was sold in the second quarter of 1997. Prior to completing the sale of the branch based operation, the consumer finance operation reported breakeven results for the 1997 periods. The sale resulted in an after tax gain of $275 million after taking into account writedowns of intangibles and other items. In the first nine months and third quarter of 1996, the consumer lending operation had net losses of $52.6 million and $65.8 million.

         Revenues increased $170.6 million (29%) for the first nine months of 1997 over the comparable period of 1996. This increase was due primarily to a $469 million pre-tax gain on the sale of the branch-based lending business in the second quarter of 1997 offset in part by lower finance charges due to lower average receivables outstanding which resulted primarily from the sale of the branch based consumer lending operation and sale of various loan portfolios during the first six months of 1997. For the third quarter of 1997 revenues decreased $157.6 million (84%) from the third quarter of 1996. This decrease was due primarily to lower average receivables outstanding which resulted primarily from the sales of receivables during the first six months of 1997, offset partially by a $5 million pretax settlement of a claim on a prior year portfolio acquisition and by an $8.5 million pretax gain on the sale (with servicing rights retained) of certain continuing business loan portfolios in the third quarter of 1997.

         Interest expense for the first nine months and third quarter of 1997 decreased $116.9 million (52%) and $67.7 million (91%) from the comparable 1996 periods. Other operating expenses for the first nine months and third quarter of 1997 decreased $69.5 million (35%) and $55.7 million (75%) compared to the 1996 periods. The provision for losses on receivables for the first nine months and third quarter of 1997 decreased $203.7 million (84%) and $147.6 million (100%) compared to the same periods a year ago. All declines were due primarily to the sale on June 23, 1997 of the branch-based lending business.

         Transamerica has commenced building a new centralized real estate secured lending operation. As part of this plan, at September 30, 1997, there were $71 million of net consumer finance receivables relating to continuing operations. This was a reduction of $109.4 million from June 30, 1997 reflecting the sale with servicing rights retained of $169.5 million of receivables in the third quarter.

         Delinquent continuing operations finance receivables, which are defined as receivables contractually past due 60 days or more, were $6.7 million at September 30, 1997 (9.13% of finance receivables outstanding). This was an increase over the $2.9 million (1.57% of finance receivables outstanding) at June 30, 1997. The increase reflects a seasoning of a relatively new portfolio.

         For continuing business accounts, accrual of interest and other finance charges is suspended on accounts that become contractually past due more than 90 days. At September 30, 1997 such nonearning receivables amounted to $4.7 million. Payments received on accounts while in non accrual status are applied to principal and interest income according to the terms of the loan.

     Management has established an allowance for losses of $5.7 million equal to 8.05% of net consumer finance receivables outstanding at September 30, 1997 on continuing businesses. At June 30, 1997 the allowance was $5.2 million or 2.90% of net consumer finance receivables. The increase in the percent of net consumer finance receivables is due primarily to lower outstandings as a result of the sale of a portion of the continuing business portfolio during the quarter.

         Assets held for sale at September 30, 1997, totaled $171.5 million reflecting the net carrying value of $208.3 million of contractual finance receivables of which $139.9 million is 60 days or more past due, $30.4 million of foreclosures in process and $15.9 million of repossessed assets. Assets held for sale at June 30, 1997 were $189.5 million. Early in the fourth quarter, finance receivables and foreclosures in process of $158.7 million were sold. Gross proceeds were $117.8 million subject to closing adjustments. Management intends to continue its efforts to dispose of this portfolio.

         Factors such as economic conditions, competition, and the state of the real estate market all affect trends in receivable levels, credit losses, delinquencies, accounts in foreclosure and repossessed assets.

Leasing

         Leasing net income for the first nine months and third quarter of 1997 was $44 million and $16.8 million compared to $58.1 million and $21.5 million for the first nine months and third quarter of 1996. Leasing income, before the amortization of goodwill, was $45.6 million and $17.3 million in the first nine months and third quarter of 1997 compared to $59.7 million and $22 million in the corresponding periods of 1996.

         Leasing income, before the amortization of goodwill, for the first nine months and third quarter of 1997 decreased $14.1 million (24%) and $4.7 million (21%) from the first nine months and third quarter of 1996. Lower earnings for both the first nine months and third quarter of 1997 resulted from lower per diem rates and lower standard container utilization caused by an industry over capacity of equipment, and from lower gains from sales of used standard containers. Partially offsetting these declines were improved earnings in the rail trailer, refrigerated, tank and domestic containers and European trailer lines, mainly associated with increased on-hire units.

     Revenue for the first nine months and third quarter of 1997 increased $70.4 million (13%) and $25.6 million (14%) versus the first nine months and third quarter of 1996. The revenue increases were due to a larger on-hire fleet of standard, refrigerated and tank containers and chassis primarily associated with the October 1996 acquisition of Trans Ocean Ltd. which increased the fleet size approximately 25%. Revenue also increased due to a larger portfolio of finance leases and more on-hire European trailers. Partially offsetting the increase were lower revenues from decreased rental rates and utilization for standard containers and refrigerated containers primarily due to an over capacity of equipment. The rail trailer operation also reported lower revenues due to a smaller fleet size.

     Expenses for the first nine months and third quarter of 1997 increased $85 million (18%) and $30.6 million (20%) over the corresponding 1996 periods, primarily due to higher ownership and operating costs associated with larger fleets of standard and refrigerated containers, chassis and European trailers.

     The combined utilization rate for standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 78% and 79% for the first nine months and third quarter of 1997 compared to 81% for both the first nine months and third quarter of 1996. Rail trailer utilization was 83% and 84% for the first nine months and third quarter of 1997 compared to 80% and 81% for the first nine months and third quarter of 1996. European trailer utilization was 91% and 90% for the first nine months and third quarter of 1997 compared to 92% for both the first nine months and third quarter of 1996.

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

         Derivative financial instruments with a notional amount of $1.5 billion at September 30, 1997 and $892.8 million at December 31, 1996 and designated as hedges of the Company's liabilities were outstanding.

     While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At September 30, 1997, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. At September 30, 1997 and December 31, 1996 the fair value of the Company's derivative financial instruments was a net benefit of $24.5 million and a net obligation of $800,000 comprising agreements with aggregate gross benefits of $35.4 million and $8.9 million and agreements with aggregate gross obligations of $10.9 million and $9.7 million.

     When an asset or liability which is hedged by a derivative contract is sold or otherwise disposed of, the derivative contract is either reassigned to hedge another asset or liability or closed out, and any gain or loss recognized.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  12       Computation of Ratio of Earnings to Fixed Charges.

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  On July 8th, Transamerica reported that it had sold substantially all of its real estate secured lending operations to a subsidiary of Household International.


         Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA FINANCE CORPORATION
(Registrant)



Burton E. Broome
Vice President and Controller
(Chief Accounting Officer)

Date:    November 14, 1997