Form 10-K405
period 1997-12-31
TRANSAMERICA FINANCE CORP
filed 1998-03-30
CIK 99193

Page 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1997     Commission  file number 1-6798
                        TRANSAMERICA FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                   95-1077235
  ____________________________________________       ________________________
  (State or other jurisdiction of incorporation          (I.R.S. Employer
               or organization)                         Identification No.)

  600 Montgomery Street San Francisco, California                94111
  ___________________________________________________  ________________________
  (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code: (415) 983-4000

           Securities registered pursuant to Section 12(b) of the Act:

  Title  of  each  class         Name of each exchange on which registered
  ________________________       _________________________________________

   81/2% Notes Maturing at Holder's Option Annually New York Stock Exchange on July 1 and due July 1, 2001

     Securities registered pursuant to section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     All of the outstanding shares of the registrant's capital stock are owned by Transamerica Corporation.

     Number of shares of common stock, $10 par value, outstanding as of close of business on March 30,1998: 1,464,285.

     The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS




Part I:
Item 1.  Business  ................................................   3
Item 2.  Properties  ..............................................  12
Item 3.  Legal  Proceedings  ......................................  12
Item 4.  Submission of Matters to a Vote of Security Holder .......  13


Part II:
Item 5.  Market for Registrant's  Common Equity and Related
         Stockholder  Matters ....................................   13
Item 6.  Selected   Financial   Data..............................   13
Item 7.  Management's Narrative Analysis
         of Results of Operations  ...............................   13
Item 7A  Quantitative  and Qualitative  Disclosures
         About  Market  Risk......................................   13
Item 8.  Financial Statements and Supplementary Data .............   13
Item 9.  Changes in and  Disagreements  with  Accountants  on
         Accounting  and  Financial  Disclosure...................   13
Part III:
Item 10. Directors and Executive  Officers of the Registrant  ....   13
Item 11. Executive  Compensation   ...............................   13
Item 12. Security Ownership of Certain Beneficial Owners and
         Management...............................................   13
Item 13. Certain  Relationships  and Related Transactions.........   13

Part IV:
Item 14. Exhibits,Financial Statement Schedules, and Reports on
         Form 8-K ................................................   14

Page 3
                                    PART I
ITEM 1.  BUSINESS

The Company

     Transamerica Finance Corporation is a wholly owned subsidiary of Transamerica Corporation. Transamerica Corporation ("Transamerica") is a financial services organization which engages through its subsidiaries in commercial lending, leasing, life insurance and real estate services. Transamerica Finance Corporation includes Transamerica's commercial lending and leasing operations. Unless the context indicates otherwise, the terms "Company" and "Registrant" as used herein refer to Transamerica Finance Corporation and its subsidiaries.

     Effective January 1, 1998, principally through its indirect subsidiary Transamerica Distribution Finance Corporation, Transamerica completed the acquisition of substantially all of the inventory and retail finance business of Whirlpool Financial Corporation for a total purchase price of $1.3 billion in cash, subject to post-closing adjustments, which was determined through negotiations with Whirlpool. A definitive agreement for the acquisition was originally announced on September 18, 1997. The assets acquired consisted of approximately $1.1 billion of net receivables and other assets of Whirlpool's inventory financing, retail financing and international factoring businesses, as well as Whirlpool Financial National Bank, a credit card bank. The assets were acquired in a series of transactions. The acquisition of the inventory finance business in the United States, Canada and Mexico, as well as the international factoring business in Argentina, closed on October 16, 1997. The acquisition of the retail finance business closed on January 1, 1998. The acquisition of most of the remaining international assets also has now been completed. Funds for the purchase of the assets were provided by short term borrowings and cash from operations.

     Effective June 30, 1997, a merger was effected between Transamerica Finance Corporation and its immediate parent, Transamerica Finance Group, Inc., in which Transamerica Finance Corporation was the surviving corporation. Among other things, the merger resulted in the contribution by Transamerica Finance Group, Inc. of its investment in the insurance premium finance business along with several other small subsidiaries to the Company. The transfer was accounted for as a pooling of interest and all periods presented have been restated.

     On June 23, 1997, the Company sold its branch-based consumer lending operation. Gross proceeds from the sale were $3.9 billion, or $1.1 billion after repayment of associated debt. Net proceeds were used to return capital to Transamerica. In the fourth quarter of 1997, the consumer lending business was reclassified as discontinued operations following management's assessment that the results of the new approach to consumer lending did not meet Transamerica's criteria for further investment. Results for the consumer segment for prior periods have been reclassified as results from discontinued operations.

     On October 14, 1996, the Company acquired all of the outstanding shares of Trans Ocean Ltd., a closely held container leasing company, in exchange for 1.6 million shares ($112.7 million) of Transamerica common stock.

     The Company provides funding for its subsidiaries' commercial lending and leasing operations. Capital is allocated among the operations on the basis of expected returns and creation of shareholder value. The Company's principal assets are finance receivables and equipment held for lease, which totaled a combined $6.9 billion at December 31, 1997 and $7.1 billion at December 31, 1996. The Company's total notes and loans payable were $6 billion at December 31, 1997 and $9.9 billion at December 31, 1996. Variable rate debt was $3.5 billion at December 31, 1997 compared to $5.5 billion at December 31, 1996. The ratio of debt to tangible equity was 6.5:1 at December 31, 1997 and 6.8:1 at December 31, 1996. Tangible equity is defined as total equity less goodwill plus minority interest.

     The Company offers publicly, from time to time, senior or subordinated debt securities. Public debt issued totaled $120 million in 1997, $688 million in 1996 and $832 million in 1995. Under a shelf registration statement filed in April 1995 with the Securities and Exchange Commission the Company may offer up to $3 billion of senior or subordinated debt securities (which may include medium term notes) with varying terms, of which $1.8 billion had not been issued at December 31, 1997. For a further discussion regarding borrowing operations and related use of derivative, see Note C, Notes and Loans Payable in the financial statements included in Item 8.

     Liquidity is a characteristic of the Company's operations since a significant portion of the assets consist of finance receivables. Principal cash collections of finance receivables totaled $24 billion in 1997, $18.1 billion in 1996 and $18 billion in 1995.

Page 4
Business Segment Information

     "Note J. Business Segment Information" in the financial statements included in Item 8 is incorporated herein by reference.

     The Company's business activities are more fully described below. Unless otherwise indicated, all dollar and other amounts represent information as of December 31, 1997.

Commercial Lending

     Commercial lending services are provided by two core business units: distribution finance and business credit. The commercial lending business operates from 27 branch lending offices located in the United States (20), Canada (2) and Europe (5). The lending activities of these core businesses are discussed below.

     Distribution finance provides financial services to manufacturers, distributors, resellers, retailers, and commercial and consumer end users. It serves companies that sell consumer electronics and appliances, marine products such as boats and personal watercraft, information technology, lawn and garden products, recreational vehicles, furnaces and air conditioners, motorcycles and manufactured housing. The primary strategy in this business is to provide one source for the financing of goods as they move through the distribution channels from manufacturer to end user. Distribution finance provides its customers with a variety of financing programs designed to solve their distribution and capital management problems. Product offerings include inventory financing, trade receivable servicing and funding, accounts receivable financing, vendor leasing, retail consumer financing, and commercial debt recovery services. These products and services are currently provided in North America and parts of Latin America and Europe. After initial review of the borrower's credit worthiness, the ongoing management of credit risk include various monitoring techniques, such as periodic physical inventory checks, monitoring of the borrower's sales and quality of collateral, and reviewing customer compliance with financial covenants. In inventory financing, repurchase agreements are maintained with manufacturers which provide a degree of security in the event of a repossession.

     Business credit provides asset-based loans and equipment financing to middle-market customers, as well as revolving and term loans to early stage technology companies. The asset-based lending activities consist of secured, primarily revolving, loans to manufacturers, retailers, and selected service businesses, as well as to small finance companies. These loans are collateralized and consist of retained credit lines typically from $5 million to $40 million with terms ranging from three to five years. Advances under asset-based loans are limited to specific percentages of the borrowers' eligible collateral. Credit risk is managed by monitoring the quality of the collateral, the borrowers' financial performance, and compliance with financial covenants. The equipment financing activities of business credit include collateralized loans and leases, primarily to middle-market manufacturing, transportation and other service companies, secured by equipment essential to the borrowers' business. Credit risk in the equipment finance business is managed through rigorous underwriting and transaction structuring. Loans are structured to amortize at a rate that is faster than the underlying equipment is expected to depreciate. Also, leases are structured with guaranteed residuals or are recorded using conservative estimates of the projected fair market value of the collateral at lease expiration. Technology financing consists of term and revolving loans to growing companies in the life sciences and specialized electronics industries to finance research and development, manufacturing, and other business activities. All loans are secured and are underwritten based on the strength and viability of the customers' technology, which is evaluated with the help of scientists and other advisors retained by business credit.

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

     In January 1998, the distribution finance operation completed the acquisition of approximately $1.1 billion of net receivables and other assets of the inventory financing, retail financing and international factoring business of Whirlpool Financial Corporation for a total purchase price of $1.3 billion in cash, subject to post closing adjustments. The acquisition of the inventory financing business and most of the international assets closed in 1997. The distribution finance operation also entered into a long-term strategic alliance with Whirlpool under which it will provide financing service to Whirlpool's dealers and retail customers (through its credit card bank) and factoring services to Whirlpool's international operations. In 1997, the commercial lending operation announced that it intended to sell its insurance premium finance operation and reclassified the insurance premium finance receivables to assets held for sale. In early 1998 management decided not to proceed with such sale. In addition, in 1997 the distribution finance operation securitized $1.5 billion of floor plan finance receivables.

     On December 31, 1997, the ongoing mortgage lending division that remained from the former consumer lending segment, which was sold on June 23, 1997, was contributed to commercial lending. Receivables at December 31, 1997, net of unearned finance charges and allowance for loss, totaled $101.2 million and operating results were breakeven for 1997.

     In 1995, the commercial lending operation sold for cash a portfolio of consumer rediscount loans totaling $118 million of net outstanding receivables which resulted in an after tax gain of $4.8 million. During 1995, it also entered into a three-year arrangement in which it securitized a $475 million participation interest in a pool of its insurance premium finance receivables. This amount was reduced by $100 million to $375 million during 1997.

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

  The following table sets forth certain statistical information relating to the commercial lending operation's finance receivables for the years indicated. The table reflects the decision in 1997 to sell the insurance premium finance operation and the reclassification of its receivables to assets held for sale. The table excludes the December 31, 1997 transfer of the residual ongoing assets from the discontinued consumer lending segment.


                                                Years Ended December 31,
                                          ____________________________________
                                              1997        1996        1995
                                           ---------   ---------   ---------
                                               (Dollar amounts in millions)
Volume of finance receivables
        acquired:
Distribution finance(1) ..............     $12,415.8   $ 8,315.6   $ 7,479.4
Business credit(2) ...................      10,157.7     8,528.8     8,929.8
                                           ---------   ---------   ---------
Core businesses ......................      22,573.5    16,844.4    16,409.2
Insurance premium finance(3) .........       1,823.4     2,014.9     1,804.5
Other ................................                       0.1        18.8
                                           ---------   ---------   ---------
Total ................................     $24,396.9   $18,859.4   $18,232.5
                                           =========   =========   =========


Finance receivables outstanding
        at end of year:
Distribution finance(4) ..............     $ 2,081.1   $ 2,530.9   $ 2,242.2
Business credit(5) ...................       1,541.4       953.4       680.8
                                           ---------   ---------   ---------
Core businesses ......................       3,622.5     3,484.3     2,923.0
Insurance premium finance(3) .........                     309.6       207.1
Other ..............                                         3.2         6.9
                                           ---------   ---------   ---------
                                             3,622.5     3,797.1     3,137.0
                                           =========     =======     =======

Less unearned finance charges(5) ......        197.7       142.0        74.3
                                           ---------   ---------   ---------
Net finance receivables - owned .......      3,424.8     3,655.1     3,062.7
    Net finance receivables securi-
tized, sold and serviced(6) ...........      1,539.6       474.3       474.2
                                           ---------   ---------   ---------
    Net finance receivables owned
and serviced ..........................    $ 4,964.4   $ 4,129.4   $ 3,536.9
                                           =========   =========   =========

Allowance for losses at end of
year(7)(8) ............................    $    92.2   $    82.5   $    77.9
Ratio to outstandings less
        unearned finance charges:(9)
Owned .................................       2.24%      2.22%      2.51%
Owned and serviced ....................       1.86%      2.00%      2.20%
Provision for credit losses
charged to income .....................    $    16.2   $    10.2   $    16.1

Credit losses (net of
recoveries) ...........................    $    10.1   $     5.2   $    10.0
    Ratio to average net finance
      receivables outstanding:
Owned .................................        0.25%      0.16%      0.34%
Owned and serviced ....................        0.22%      0.14%      0.29%

Page 7
_______

     (1) The 1997 increase was primarily due to aggressive sales and marketing in most of the product lines and the addition of $888 million in gross receivables from the acquisition of the inventory finance and international factoring businesses from Whirlpool Finance Corporation.

     (2) The increase in 1997 was primarily due to higher direct originations. The decrease in 1996 was primarily due to lower direct originations offset in part by an increase in purchased participations relative to 1995.

     (3) In 1997, insurance premium finance receivables were transferred to assets held for sale in line with a plan to sell the operation in 1998. In early 1998 management decided not to proceed with such sale.

     (4) The 1997 decrease was primarily due to the securitization of $1.5 billion of inventory floor plan finance receivables, which more than offset the $888 million increase due to the acquisition of gross finance receivables from Whirlpool Finance Corporation. The 1996 increase was due mainly to aggressive sales and marketing in most of the product lines financed.

     (5) The increases were primarily due to growth of net receivables in the equipment finance and lease and technology finance divisions.

     (6) The amounts are the balances of securitized receivables outstanding at year end. Amounts serviced by the insurance premium finance business are excluded for 1997 following the decision to reclassify the insurance premium finance receivables to assets held for sale. In 1997, distribution finance floorplan receivables were securitized. In 1995 and 1996, insurance premium finance receivables were securitized.

     (7) Includes allowance for losses on the securitized, sold and serviced portfolio of $15.5 million in 1997 and $1.2 million in 1996 and 1995 which is reported in other liabilities in the consolidated balance sheet.

     (8) The increases were attributable to receivables growth in the core businesses.

     (9) The 1996 decline was due to the decreased allowance related to portfolios sold and liquidated which had a larger percentage reserve requirement and continued improvement in the credit quality of accounts in the core businesses.


                              _____________________


     Delinquent Receivables. Delinquent receivables are defined as the instalment balance for inventory finance and business credit asset based lending receivables more than 60 days past due and the receivable balance for all other receivables over 60 days past due.

     The following table shows the ratio of delinquent commercial finance receivables to finance receivables outstanding for each category and in total as of the dates indicated.

                                             As of December 31,
                                       ____________________________
                                       1997        1996        1995
                                       ----        ----        ----
Distribution finance..........         0.49%       0.30%       0.20%
Business credit...............         0.16
                                       ----        ----        ----
Core businesses...............         0.35        0.22        0.15

Insurance premium finance(1)..                     2.34        1.40
Other(2)......................                    79.23       53.47
                                       ----       -----       -----
           Total owned                 0.35%       0.46%       0.35%
                                       =====       =====       =====

           Total owned and serviced    0.25%       0.41%       0.31%
                                       =====       =====       =====
_______

     (1) In 1997 the insurance premium finance receivables were reclassified to assets held for sale. The increase in the 1996 ratio was primarily concentrated in the European receivables portfolio.

     (2) Represents finance receivables retained from businesses sold or exited which are being liquidated. The increase in the 1996 ratio resulted from the reduction in receivables outstanding primarily due to the sale of the Puerto Rico portfolio in 1995 which had a lower delinquency ratio in relation to the other receivables included in this caption. The remaining finance receivables were liquidated in 1997.
_____________________

     Nonearning Receivables. Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent or sooner if it appears doubtful they will be fully collectible. Accrual of finance charges is suspended on nonearning receivables until past due amounts are collected. Nonearning receivables were $21.8 million (0.60% of receivables outstanding), $21.4 million (0.56% of receivables outstanding) and $18 million (0.57% of receivables outstanding) at December 31, 1997, 1996 and 1995.

     Assets Held for Sale. Assets held for sale at December 31, 1997 totaled $281 million and consisted of insurance premium finance receivables. Of the finance receivables held for sale at December 31, 1997, $14.2 million were more than 60 days past due and $7.5 million were classified as nonearning. At December 31, 1996, assets held for sale totaled $3.4 million, net of a $1.8 million valuation allowance. At December 31, 1995, assets held for sale totaled $4.4 million, net of a $6.1 million valuation allowance.

Leasing

     Transamerica Leasing leases, services and manages containers, chassis and trailers throughout the world. The leasing operation is based in Purchase, New York and maintains approximately 450 offices, depots and other facilities in 50 countries. The company specializes in intermodal transportation equipment, which allows goods to travel by road, rail or ship. The company's customers include railroads, steamship lines, distribution companies and motor carriers.

     In October 1996, the leasing operation acquired all of the outstanding shares of Trans Ocean Ltd., a container leasing company, in exchange for 1.6 million shares ($112.7 million) of Transamerica common stock. The Trans Ocean fleet comprised approximately 185,600 owned, leased and managed units consisting of a variety of intermodal equipment types.

     The leasing operation is the largest lessor of intermodal transportation equipment in the industry based on units of equipment available for hire. The leasing operation competes by providing a high level of service through an extensive worldwide network of offices and third party depots and by offering a wide variety of equipment and lease types. The leasing operation's management information system provides employees and other users, including customers around the world, with on-line access to key billing and operational information. In addition, our leasing operation provides structured financing that enables customers to purchase equipment over time, and an equipment matching service in which we manage containers for customers and broker equipment interchanges among them. The leasing operation's main competitors are other transportation equipment leasing companies. Due to a world-wide oversupply of containers the demand for equipment declined in 1997. As a result, a program of accelerated equipment disposal was initiated at the end of 1997 and will be implemented in 1998 and subsequent years. Accordingly, at December 31, 1997, the leasing operation reclassified $96.1 million of revenue earning equipment to assets held for sale. The oversupply of containers also resulted in a decrease in rental rates in 1997 as compared to 1996.

     At December 31, 1997, the leasing operation's fleet consisted of standard twenty and forty foot dry containers and specialized containers such as refrigerated containers, tank containers, high cube, open top and flatrack equipment types, chassis and U.S. domestic containers totaling 882,100 units which are leased to customers from approximately 380 depots worldwide; 29,900 rail trailers leased to all major United States railroads and to roll on/roll off steamship operators, shippers, shippers' agents and regional truckers; and 15,100 over-the-road trailers in Europe.

     The following table sets forth the leasing operation's fleet size, in units, including owned, managed, leased from others and units held for sale:

                                          As of December 31,
                                  ________________________________
                                    1997         1996         1995
                                    ----         ----         ----

Containers and chassis(1)...      882,100      896,300      708,400
Rail trailers(2)............       29,900       34,500       36,900
European trailers(3)........       15,100       10,300        7,700
_______

     (1) The 1997 decrease was primarily due to lower equipment acquisitions relative to disposals, which reflect the world-wide oversupply of units. The increase in 1996 was primarily due to the acquisition of Trans Ocean.

         (2)  The decreases resulted from the sale of older units.

         (3)  The increases reflect expansion in the European trailer market.

                               ___________________


     The percent of the leasing operation's fleet on term lease or service contract minimum lease was 55% in 1997, 53% in 1996 and 51% in 1995. The increases reflect the continuing trend toward increasing term and service contract minimum leases which was partially reduced by a lower percentage of term and service contract minimum leases from the acquired Trans Ocean fleet. At December 31, 1997, lease terms were one to 15 years.

     The following table sets forth the leasing operation's fleet utilization for the years indicated:

                                     Years Ended December 31,
                                    __________________________
                                    1997       1996       1995
                                    ----       ----       ----

Containers and chassis(1)........    79%        81%        85%
Rail trailers(2).................    85%        82%        77%
European trailers(3).............    92%        92%        95%

_______

     (1) The declines were due primarily to a world-wide oversupply of equipment.

     (2) The increases resulted from a continuing strong U.S. economy and a decline in the supply of equipment.

     (3) The 1996 level of utilization declined due to a greater number of rental units in the fleet and flat demand in most of continental Europe.
                              ____________________

     The following tables set forth the volume of lease finance receivables acquired during the years indicated and the amount of lease finance receivables outstanding at the end of each such year:

                                       Years Ended December 31,
                                _________________________________________
                                  1997             1996             1995
                                  ----             ----             ----
                                        (Dollar amounts in  millions)
Volume of Lease Finance
Receivables Acquired: (1)
Domestic ................       $  24.5         $  46.9          $  22.7
Foreign .................         110.9           212.1            102.9
                                -------          -------          -------

Total ...................       $ 135.4         $ 259.0          $ 125.6
                                =======          =======          =======

_______
(1)  The decrease in 1997 reflects a more competitive business environment.
                                  ____________

                                      Years Ended December 31,
                               ________________________________________
                                  1997             1996             1995
                                  ----             ----             ----
                                        (Dollar amounts in millions)
Lease Finance Receivables
Outstanding: (1)
Domestic .................      $  37.7          $  37.4          $  28.3
Foreign .........                 422.5            411.7            311.8
                                -------          -------          -------
Net finance receivables ..      $ 460.2          $ 449.1          $ 340.1
                                =======          =======          =======

_______
(1)  The 1997 increase was due mainly to increased volume.
                                  ____________

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

                                                     Years Ended December 31,
                                                  ______________________________
                                                   1997        1996        1995
                                                   ----        ----        ----
Lease finance (1).....................             0.03%       0.10%       0.22%
_______

     (1) The decrease in 1997 and 1996 is due to increased collection efforts by management.

     Certain information regarding credit losses on lease finance receivables for the leasing operation during the years indicated is set forth in the following table:

                                                     Years Ended December 31,
                                                  ______________________________
                                                   1997        1996        1995
                                                   ----        ----        ----
                                                   (Dollar amounts in millions)
Provision for credit losses charged
to income .............................           $ 1.9       $ 0.7       $(0.2)
Credit losses (net of recoveries) .....           $(0.3)      $(0.3)      $(0.4)
Ratio to average net finance
receivables outstanding ..............             0.00%       0.08%       0.13%

                              _____________________

Regulation

     Transamerica's commercial lending operation is subject to various state and federal laws. Depending upon the type of lending, these laws my require licensing and certain disclosures and may limit the amounts, terms and interest rates that may be offered.

Employees

     The Company and its subsidiaries employed approximately 3,500 persons at December 31, 1997.

Return on Assets and Equity

     Certain information regarding the Company's consolidated return on assets and equity, and certain other ratios, are set forth below:

                                                     Years Ended December 31,
                                                  ______________________________
                                                   1997        1996        1995
                                                   ----        ----        ----
Return on assets(1) .................              3.5%        0.8%        1.9%
Return on equity(2) .................             24.9%        5.3%       12.3%
Dividend payout ratio(3)  ...........            131.0%      264.8%      109.5%
Equity to assets ratio(4) ...........             14.3%       14.2%       15.8%
_______
 (1)      Net income divided by total average assets (2 point method).
 (2)      Net income divided by total average equity (2 point method).
 (3)      Cash dividends declared divided by net income.
 (4)      Average total equity divided by total average assets (2 point method).
                                                   ____________

Consolidated Ratios of Earnings to Fixed Charges

     The following sets forth the consolidated ratio of earnings from continuing operations to fixed charges for each of the five years ended December 31, 1997.

                             Years Ended December 31,
           ____________________________________________________________
           1997          1996          1995          1994          1993
           ----          ----          ----          ----          ----
           1.51          1.68          1.70          1.66          1.37

     The ratios were computed by dividing income from continuing operations before fixed charges, income taxes, and extraordinary loss on early extinguishment of debt in 1993 by the fixed charges. Fixed charges consist of interest and debt expense, and one-third of rent expense, which approximates the interest factor.

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

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted in accordance with General Instruction I.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not applicable. All of the outstanding shares of the Registrant's capital stock is owned by Transamerica Corporation.

ITEM 6.  SELECTED FINANCIAL DATA

         Omitted in accordance with General Instruction I.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Omitted  in  accordance  with  General  Instruction  I.  See
"Management's Narrative Analysis of Results of Operations" following the Notes to Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The response to this item is set forth in "Market Risk" and "Interest Rate Risk" in "Management's Narrative Analysis of Results of Operations" following the Notes to the Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted in accordance with General Instruction I.

ITEM 11.  EXECUTIVE COMPENSATION

          Omitted in accordance with General Instruction I.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Omitted in accordance with General Instruction I.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Omitted in accordance with General Instruction I.

Page 14
                                                      PART IV

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

10.2  Stock  Purchase  Agreement  by and  among  Transamerica  Corporation,
Transamerica Finance Corporation, Transamerica Financial Services Holding Company, Household Acquisition Corp. and Household International, Inc. dated as of May 20, 1997 (incorporated by reference of Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 23, 1997).

10.3 Asset Purchase Agreement by and among Whirlpool Financial Corporation, Transamerica's Distribution Finance Corporation, Whirlpool Corporation and Transamerica Commercial Finance Corporation, I dated as of September 17, 1997 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 1, 1998).

12    Ratio of Earnings to Fixed Charges Calculation.

23    Consent of Ernst & Young LLP to the  incorporation by reference of their report dated January 23,1998 in the Registrant's Registration Statement on Form S-3 (File No. 33-58365).

24    Power of Attorney executed by the directors of the Registrant.

27    Financial Data Schedule.

     (b) Reports on Form 8-K filed in the fourth quarter of 1997: None

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

Page 15
SIGNATURES

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

                                                TRANSAMERICA FINANCE CORPORATION


                                                               Burton E. Broome
                                                   Vice President and Controller

Date: March 30,1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30,1998 by the following persons on, behalf of the registrant and in the capacities indicated.

                           Signature                          Title

Principal Executive Officer:

          RICHARD H. FINN*   President, Chief Executive Officer and Director
__________________________

Principal Financial Officer:

          ROBERT R. MCDUFF   Senior Vice President and Treasurer
__________________________
         (Robert R. McDuff)

Principal Accounting Officer:

          BURTON E. BROOME   Vice President, Controller and Assistant Secretary
__________________________
         (Burton E. Broome)

Directors:

                  THOMAS J. CUSACK*         Director
                  RICHARD H. FINN*          Director
                  EDGAR H. GRUBB*           Director
                  FRANK C. HERRINGER*       Director
                  STEVEN A. READ*           Director
                  CHARLES E. TINGLEY*       Director
                  MITCHELL F. VERNICK*      Director
                  ROBERT A. WATSON*         Director

  *AUSTIN D. KIM
_________________________
  (Austin D. Kim)
  Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) and (2), and ITEM 14(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        LIST OF FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES




                          Year Ended December 31, 1997







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

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements:

     The following consolidated financial statements of Transamerica Finance Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheet--December 31, 1997 and 1996
Consolidated Statement of Income--Years ended December 31, 1997, 1996 and 1995 Consolidated Statement of Cash Flows--Years ended December 31, 1997, 1996 and 1995
Consolidated Statement of Stockholder's Equity-Years ended December 31,
     1997, 1996 and 1995
Notes to Financial Statements--December 31, 1997
Management's Narrative Analysis of Results of Operations
Supplementary Financial Information--Years ended December 31, 1997 and 1996

     The following consolidated financial statement schedule of Transamerica Finance Corporation and subsidiaries is included in Item 14(d):

     None

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission pertain to items which do not appear in the financial statements of Transamerica Finance Corporation and subsidiaries or to items which are not significant or to items as to which the required disclosure has been made elsewhere in the financial statements and supplementary notes, and such schedules have therefore been omitted.

Page 18
                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholder and
Board of Directors
Transamerica Finance Corporation


     We have audited the accompanying consolidated balance sheet of Transamerica Finance Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, and stockholder's equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerica Finance Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


San Francisco, California
January 23, 1998

Page 19
               TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  (Amounts in millions, except for share data)




                                                          December 31,

                                                      1997           1996
                                                   --------       ---------
Assets
Cash and cash equivalent...................        $   70.1        $  398.5
Finance receivables, net of unearned
     finance charges.......................         3,992.6         4,104.2
     Less allowance for losses ............           (89.3)          (85.8)
                                                    --------       ---------
                                                    3,903.3         4,018.4
Property and equipment - less accumulated
     depreciation of $1,190.5 in 1997 and
     $1,007.5 in 1996:
     Land, buildings and equipment ........            25.1            30.9
     Equipment held for lease .....                 2,996.5         3,118.5
Goodwill, less accumulated amortization of
     $156.2 in 1997 and $141.6 in 1996 ....           423.0           368.1
Assets held for sale.......................           377.8             3.4
Net assets of discontinued operations .....            40.1         4,326.2
Other assets ..............................           889.6           455.6
                                                   --------       ---------
                                                   $8,725.5       $12,719.6
                                                   ========       =========

Liabilities and Stockholde's Equity
Debt:
     Unsubordinated .......................        $5,341.5       $ 8,974.7
     Subordinated .........................           683.7           904.6
                                                   --------       ---------
                  Total debt...............         6,025.2         9,879.3

Accounts payable and other liabilities ....         1,034.7           731.5
Income taxes payable, of which $338.2
     in 1997 and $278.8 in 1996 is deferred           362.4           356.1
Stockholder's equity:
     Preferred stock - authorized, 250,000
       shares without par value; none issued.
     Common stock - authorized, 2,500,000
       shares of $10 par value; issued and
       outstanding, 1,464,285 shares .......           14.6            14.6
     Additional paid-in capital ............        1,300.9         1,620.9
     Retained earnings .....................                          117.7
     Net unrealized gain from investments
       marked to fair value ................                            2.7
     Foreign currency translation adjustments         (12.3)           (3.2)
                                                    --------       ---------
         Total stockholder's equity ........         1,303.2         1,752.7
                                                    --------       ---------

                                                    $8,725.5       $12,719.6
                                                    ========       =========



See notes to financial statements

Page 20
                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                              (Amounts in millions)



                                                    Years Ended December 31,
                                             ___________________________________
                                                  1997        1996        1995
                                                  ----        ----        ----
Revenues
Finance charges .............................  $  522.5    $  457.9    $  436.5
Leasing revenues ............................     758.7       689.1       669.5
Other .......................................      48.3        59.5        58.6
                                                -------     -------     -------
  Total revenues ............................   1,329.5     1,206.5     1,164.6


Expenses
Interest and debt expense ...................     354.4       314.2       307.5
Depreciation on equipment held for lease ....     275.8       255.1       236.6
Salaries and other operating expenses........     490.6       406.0       401.7
Provision for losses on receivables and assets
  held for sale .............................      16.2        10.2        (4.0)
                                                -------     -------     -------
  Total expenses ............................   1,137.0       985.5       941.8
Income before income taxes ..................     192.5       221.0       222.8
Income taxes ................................      74.3        81.7        91.0
                                                -------     -------     -------
Income from continuing operations............     118.2       139.3       131.8
Income (loss) from discontinued operations...     261.8       (45.2)       80.4
                                                -------     -------     -------
Net income...................................   $ 380.0      $ 94.1     $ 212.2
                                                =======      ======     =======


See notes to financial statements

Page 21
                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                            ________________________

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Amounts in millions)

                                                                              Years Ended December 31,
                                                                      ___________________________________
                                                                             1997     1996         1995
                                                                             ----     ----         ----
Operating Activities
Income from continuing operations......................................   $  118.2  $  139.3    $  131.8
  Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities:
             Depreciation and amortization.............................      296.9     282.2       262.8
             Provision for losses on receivables and assets
             held for sale.............................................       16.2      10.2        (4.0)
             Amortization of discount on long-term debt................       10.9       9.6        22.9
             Change in accounts payable and other liabilities..........      394.9     103.7        40.1
             Change in income taxes payable ...........................        3.1      (4.0)      149.2
             Other.....................................................     (476.8)    (45.2)       10.0
                                                                          --------   -------      ------
                Net cash provided by operating activities..............      363.4     495.8       612.8

Investing Activities
  Finance receivables originated ......................................  (23,262.4)(18,765.1)  (18,125.5)
  Finance receivables collected and sold...............................   24,043.1  18,086.8    18,003.1
  Purchase of property and equipment...................................     (386.4)   (399.8)     (584.1)
  Sales of property and equipment......................................      174.2     386.6        86.3
  Purchase of finance receivables from Whirlpool
             Finance Corporation ......................................     (881.9)
  Proceeds from sale and cash transactions with
             discontinued operations..................................     4,413.2   1,021.8      (783.6)
  Other...............................................................      (112.1)    (48.8)      (55.5)
                                                                          --------- ---------   ---------

                Net cash provided (used) by investing
                activities...........................................      3,987.7     281.5    (1,459.3)

Financing Activities
  Proceeds from debt financing.......................................      3,401.7   6,784.5     8,281.5
  Payments of debt ..................................................     (7,263.5) (6,932.9)   (7,333.6)
  Capital contributions from parent company .........................         41.5      11.3       131.0
  Cash dividends paid................................................       (497.7)   (249.2)     (232.4)
  Return of capital..................................................       (361.5)
                                                                         --------- ---------   ---------
                Net cash provided (used) by financing
                activities ..........................................     (4,679.5)   (386.3)      846.5
                                                                          --------- ---------   ---------
         Increase (decrease) in cash and cash equivalents............       (328.4)    391.0
         Cash and cash equivalents at beginning of year..............        398.5       7.5         7.5
                                                                          --------- ---------   ---------
         Cash and cash equivalents at end of year ...................     $   70.1  $  398.5    $    7.5
                                                                          ========  ========    ========


See notes to financial statements


Page 22

                                                             TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                                              CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                                                            (Amounts in millions)



                                                                                              Net Unrealized
                                                                                               Gain (Loss)              Foreign
                                                              Additional                     From Investments           Currency
                                                 Common         Paid-in       Retained        Marked to Fair          Translation
                                                 Stock          Capital       Earnings            Value               Adjustments
                                             ______________________________________________________________________________________
Balance at December 31, 1994 ..........           $ 14.6       $1,363.5        $ 294.1           $ (3.3)                $ (9.7)
Net income ............................                                          212.2
Capital contribution from parent
      company..........................                           133.2
Dividends declared ....................                                         (233.5)
Other changes..........................                                                             9.9                    4.3
                                                  ------       --------        -------           ------                    ----


Balance at December 31, 1995 ..........             14.6        1,496.7          272.8              6.6                   (5.4)
Net income.............................                                           94.1
Capital contribution from parent
      company..........................                           124.2
Dividends declared.....................                                         (249.2)
Other changes..........................                                                            (3.9)                   2.2
                                                 ------        --------        -------           ------                   ----

Balance at December 31, 1996...........          $ 14.6        $1,620.9        $ 117.7            $ 2.7                 $ (3.2)
Net income.............................                                          380.0
Capital contribution from parent
      company..........................                            41.5
Dividends declared.....................                                         (497.7)
Return of capital......................                          (361.5)
Other changes..........................                                                            (2.7)                  (9.1)
                                                 ------        --------        -------           ------                   ----

Balance at December 31, 1997...........          $ 14.6        $1,300.9        $   0.0            $ 0.0                $ (12.3)
                                                 ======        ========        =======            =====                =======


See notes to financial statements


Page 23
                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

     Transamerica Finance Corporation, (the "Company"), through its subsidiaries, is principally engaged in commercial lending and leasing operations. The Company is a wholly owned subsidiary of Transamerica Corporation. The United States is the primary market for the services offered by the commercial lending operations while the leasing business operates in the container business worldwide.

     Effective June 30, 1997, a merger was effected between Transamerica Finance Corporation and its immediate parent, Transamerica Finance Group, Inc., in which Transamerica Finance Corporation was the surviving corporation. Among other things, the merger resulted in the contribution by Transamerica Finance Group, Inc. of its investment in the insurance premium finance business along with several other small subsidiaries to the Company. The transfer was accounted for as a pooling of interest and all periods presented have been restated.

     Consolidation: The consolidated financial statements include the accounts of Transamerica Finance Corporation and its wholly owned commercial lending and leasing subsidiaries. Certain amounts reported in the consolidated financial statements are based on management estimates. Such amounts may ultimately differ from those estimates.

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

     Transactions with Affiliates: In the normal course of its operations, the Company has various transactions with Transamerica Corporation and certain of its other subsidiaries. In addition to the filing of consolidated income tax returns and the transactions discussed in Note H, these transactions include computer and other specialized services, various types of insurance coverage and pension administration, the effects of which are insignificant for all years presented.

     Finance Charges: Finance charges, including loan origination fees, offset by direct loan origination costs, are generally recognized as earned on an effective yield method. Accrual of finance charges is suspended on accounts that contractually become past due in excess of 90 days. Accrual of finance charges on accounts in nonaccrual status is resumed only when the accounts have been paid up to contractually current status. Charges collected in advance, including renewal charges, on distribution finance receivables are taken into income on a straight-line basis over the periods to which the charges relate.

Page 24
                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS---(Continued)

     Allowance for Losses: The allowance for losses is maintained in an amount sufficient to cover estimated uncollectible receivables. Such estimates are based on percentages of net finance receivables outstanding developed from historical credit loss experience and, if appropriate, provision for deviation from historical averages, supplemented in the case of commercial loans by specific reserves for accounts known to be impaired.The allowance is provided through charges against current income. Accounts are charged against the allowance when they are deemed to be uncollectible.

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

     Derivatives: The Company uses derivative financial instruments to hedge some of its interest rate and foreign exchange rate risks. The cost of each derivative contract is amortized over the life of the contract. The amortization is classified with the results of the underlying hedged item. Contracts are designated and accounted for as hedges of certain of the Company's liabilities and outstanding indebtedness and are not marked to market. Gains or losses on terminated hedges are deferred and amortized over the remaining life of the hedged item. When a liability which is hedged by a derivative contract is sold or otherwise disposed of, the derivative contract is either reassigned to hedge a liability or closed out, and any gain or loss recognized.

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

Page 25
               TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS---(Continued)

NOTE B--FINANCE RECEIVABLES
        The carrying amounts of finance receivables outstanding were as follows:
                                                                     Maximum
                                                                  Original Term
                                              Receivables          (in months)
                                            At December 31        At December 31
                                            ______________        ______________
                                            1997        1996        1997    1996
                                            ----        ----        ----    ----

                                              (Dollar amounts in millions)
Commercial
  Distribution finance .                 $2,081.1     $2,530.9       12      12
  Business credit ..................      1,541.4        953.4       84      84
                                         --------      --------
    Core Businesses.................      3,622.5      3,484.3

    Insurance Premium Finance                            309.6                9
    Other ..........................                       3.2
                                         --------      --------
                                          3,622.5      3,797.1
    Less unearned finance charges          (197.7)      (142.0)
                                         --------      --------
    Net finance receivables .........     3,424.8      3,655.1
                                         --------      --------
Retail*
  Finance receivables...............        109.2                  360
  Less unearned finance charges.....         (1.6)
                                         --------
  Net finance receivables...........        107.6
                                         --------

Leasing
  Finance receivables ..............        601.7        594.0     144      144
  Less unearned finance charges.....       (141.5)      (144.9)
                                         --------      --------
  Net finance receivables ..........        460.2        449.1
                                         --------      --------
                                          3,992.6      4,104.2
    Less allowance for losses.......        (89.3)       (85.8)
                                          --------      --------
 Total net finance receivables......      $3,903.3    $4,018.4
                                          ========    ========




     *Retail lending comprises Metropolitan Mortgage and Transamerica Mortgage Company which remain from the former Consumer Lending segment. After restatement these portions of the segment reported breakeven results. Going forward the retail lending business will also include the results of the retail operation acquired from Whirlpool Finance Corporation on January 1, 1998.

     At December 31, 1997 and 1996, finance receivables for which the accrual of finance charges was suspended amounted to $21.8 million and $21.4 million.

     Contractual maturities of finance receivables outstanding, before deduction of unearned finance charges, at December 31, 1997 were:


                    Commercial   %        Leasing     %        Total        %
                    and Retail
                    ----------  ----      -------    ----     --------    ----
                                   (Dollar amounts in millions)

 1998..........      $2,600.0    69.7%     $ 126.9    21.1%    $2,726.9    62.9%
 1999..........         436.6    11.7        122.8    20.4        559.4    12.9
 2000..........         273.2     7.3        102.8    17.1        376.0     8.7
 2001..........         131.1     3.5         84.2    14.0        215.3     5.0
 2002..........          62.4     1.7         47.9     7.9        110.3     2.5
 Thereafter....         228.4     6.1        117.1    19.5        345.5     8.0
                      --------    ----      -------    ----     --------    ----

   Total.......      $3,731.7   100.0%     $ 601.7   100.0%    $4,333.4   100.0%
                     ========   =====      =======   =====     ========   =====

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

     The commercial lending operation's business credit unit provides revolving lines of credit, letters of credit and standby letters of credit. At December 31, 1997 and 1996, borrowers' unused credit available under such arrangements totaled $1,032.5 million and $774.6 million.

Concentration of Risk

     The Company engages in the extension of credit to electronics and appliance dealers, retail recreational products dealers and computer stores. The majority of these loans is secured by the assets being financed. Additionally the Company leases, services and manages containers, chassis and trailers throughout the world. The risk associated with this credit is subject to economic, competitive and other influences. While a substantial portion of the risk is diversified, certain operations are concentrated in one industry or geographic area.

     The commercial and leasing finance receivables portfolio included 12 customers with individual balances in excess of $20 million. These accounts in total represented 13% of total commercial and leasing net finance receivables outstanding at December 31, 1997.

NOTE C--NOTES AND LOANS PAYABLE
                                                             At December 31
                                                          1997           1996
                                                          ----           ----
                                                          (Amounts in millions)
Short-term debt:
    Commercial paper ...............................    $1,524.5       $3,884.6
    Bank loans .....................................       269.2          158.7
    Revolving lines of credit.......................                       66.1
    Current portion of long-term debt:
                      Unsubordinated ...............       640.3        1,026.9
                      Subordinated .................       250.5          202.1
                                                        --------       --------
    Less amounts classified as long-term debt under      2,684.5        5,338.4
    noncancelable long-term credit agreements.......     1,793.7        4,109.4
                                                        --------       --------
    Total short-term debt ..........................       890.8        1,229.0
Long-term debt due subsequent to one year:
    5.76% to 9.85% notes and debentures,
        maturing through 2011 ......................     3,150.9        4,501.3
    Zero to 6.50% notes and debentures due 2007 to
        2012 issued at a discount to yield 13.8% to13.88%;
        effective cost of 8.79% to 12.35%; maturity value of
        $582.8 million..............................       182.4          171.5
    5.70% to 9.95% subordinated notes and
        debentures maturing through 2003 ...........       683.7          904.6
                                                        --------       --------
                                                         4,017.0        5,577.4
    Less amounts due in less than one year .........       890.8        1,229.0
                                                        --------       --------
                                                         3,126.2        4,348.4
    Short-term debt supported by noncancelable
        credit agreements expiring through 2002.....     1,793.7        4,109.4
                                                        --------       --------
         Total long-term debt due subsequent to one year 4,919.9        8,457.8
Demand loan due Transamerica Corporation ...........       214.5          192.5
                                                        --------       --------
         Total debt.................................    $6,025.2       $9,879.3
                                                        ========       ========
 .


     The weighted average interest rate on short-term borrowings at December 31, 1997 and 1996 was 5.8% and 5.5%.

Page 27
                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS---(Continued)

       Long-term debt outstanding at December 31, 1997 matures as follows:

                         Unsubordinated   Subordinated       Total      Average
                         --------------   ------------       -----      -------
                                          (Amounts in millions)
1998......................   $640.3          $250.5       $   890.8      7.04%
1999......................    956.2           211.2         1,167.4      6.99%
2000......................    321.5           159.5           481.0      6.75%
2001......................    564.3             2.0           566.3      6.50%
2002......................    195.1             7.0           202.1      6.91%
Thereafter (1). ..........    655.9            53.5           709.4      7.02%
                           --------          ------        --------
  Total .................. $3,333.3          $683.7        $4,017.0
                           ========          ======        ========


     (1) Includes the accreted values at December 31, 1997 on original issue discount debt and not the amount due at maturity.

     Short-term borrowings supported by a non-cancelable credit agreement, are primarily in the form of commercial paper notes issued by the Company. Such commercial paper is continuously offered, with maturities not exceeding 270 days in the U.S. and 365 days in Canada, at prevailing rates for major finance companies. The cost of short-term borrowings is directly related to prevailing rates of interest in the money market; such rates are subject to fluctuation.

     In support of the short-term debt classified as long-term debt at December 31, 1997, the Company and its parent, Transamerica Corporation, share a credit agreement with various banks and had the ability to borrow up to $3.5 billion with interest at variable rates. There were no borrowings outstanding under the credit line at December 31, 1997. The credit agreement, which expires through 2002, requires the Company to pay an annual fee on the amount committed.

     Demand loans due to Transamerica Corporation, in the amount of $214.5 million and $192.5 million at December 31, 1997 and December 31, 1996, accrue interest daily based on the 30 day commercial paper rate.

     Interest rates on borrowings during the years indicated were as follows:

                                                       Years Ended December 31,
                                                     ___________________________
                                                        1997      1996     1995
                                                        ----      ----     ----

Weighted average annual interest rate during year:(1)
  Short-term borrowings .............................   5.48%     5.39%    6.05%
  Long-term borrowings ..............................   7.25%     7.49%    7.36%
  Total borrowings ..................................   6.59%     6.49%    6.78%
                                     _______

(1) Excludes the cost of maintaining credit lines and the effect of interest rates on borrowings denominated in foreign currencies.

Page 28
                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS---(Continued)

     Interest payments, net of amounts received from interest rate swap agreements, totaled $481.7 million in 1997, $618.4 million in 1996, and $616.7 million in 1995.

     The Company uses derivative financial instruments to hedge some of its interest rate and foreign exchange rate risk. The Company uses interest rate exchange agreements to hedge the interest rate risk of its outstanding indebtedness. These interest rate exchange agreements are intended to help the Company more closely match the cash flow received from its assets to the payment on its liabilities, and generally provide that one party pays interest at a floating rate in relation to movements in a underlying index and the other party pays interest at a fixed rate. The Company also uses cross currency exchange agreements, which fix by contract the amounts of various currencies to be exchanged at a future date with other contracting parties, and forward exchange contracts whereby the Company agrees to sell to other contracting parties at a future date a specified amount of foreign currency for a specified amount of dollars. These agreements are intended to hedge the Company's exposure to fluctuations in foreign exchange rates when the Company settles its debt denominated in foreign currencies. At December 31, 1997 and 1996, contracts designated as hedges of outstanding indebtedness comprised:

                                                          1997                                    1996
                                          ___________________________________   ______________________________________
                                                        Weighted     Weighted                   Weighted      Weighted
                                                         Average      Average                   Average      Average
                                                          Fixed      Floating                    Fixed       Floating
                                           Notional     Interest     Interest     Notional     Interest      Interest
                                            Amount        Rate          Rate       Amount        Rate          Rate
                                           --------       ----          ----      --------       ----          ----
                                                                     (Amounts in millions)
Interest rate exchange agreements -
         the Company pays:
             Floating rate interest
             expense, receives fixed

             rate interest income......   $1,174.7       6.6%         5.8%        $654.0       6.8%          5.6%
                                          ========       ===          ===         ======       ===           ===
             Fixed rate interest
             expense, receives floating
             rate interest income
             ..........................   $   80.5       6.2%         5.8%        $483.0       6.5%          5.4%
                                          ========       ===          ===         ======       ===           ===
             Cross currency exchange
             and foreign interest rate
             swaps.....................   $   76.0                                $116.5
                                          ========                                ======

     While the Company is exposed to credit risk in the event of nonperformance by the other party, the likelihood of nonperformance is considered low due to the high credit ratings of the counterparties. At December 31, 1997, the interest rate exchange agreements are with financial institutions with investment grade ratings of A or better by one or more of the major credit rating agencies.

Page 29
                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS---(Continued)

NOTE D--ALLOWANCE FOR LOSSES

     Changes in the allowance for losses on finance receivables and assets held for sale are as follows:


                                                                Finance Receivables                          Assets
                                             _______________________________________________________          Held
                                                 Commercial           Leasing              Total            For Sale
                                                 ----------           -------              -----            --------
Balance at December 31, 1994 ............         $ 89.7              $ 3.9              $ 93.6              $65.1
Provision charged to expense ............           16.1                                   16.1              (17.8)
Charge-offs .............................          (18.6)                                 (18.6)             (60.3)
Recoveries...............................            8.2                                    8.2
Other ...................................          (18.6)               0.2               (18.4)              19.0
                                                  ------              -----              ------              -----
Balance at December 31, 1995.............           76.8                4.1                80.9                6.0
Provision charged to expense ............           10.2                                   10.2               (3.5)
Charge-offs .............................          (12.3)                                 (12.3)              (0.7)
Recoveries...............................            7.1                                    7.1
Other....................................           (0.5)               0.4                (0.1)
                                                  ------              -----              ------              -----
Balance at December 31, 1996 ............           81.3                4.5                85.8                1.8
Provision charged to expense ............           16.2                1.9                18.1
Charge-offs..............................          (14.8)              (0.3)              (15.1)              (1.8)
Recoveries...............................            4.8                                    4.8
Other....................................           (4.3)                                  (4.3)
                                                  ------              -----              ------              -----
Balance at December 31, 1997 ............         $ 83.2              $ 6.1              $ 89.3              $ 0.0
                                                  ======              =====              ======              =====


NOTE E--DIVIDEND AND OTHER RESTRICTIONS

     Under certain circumstances, the provisions of loan agreements and statutory requirements place limitations on the amount of funds which can be remitted by the Company to its parent company. The loan agreements also specify the minimum level of capital that must be maintained. At December 31, 1997, the Company's capital level exceeded the minimum requirements by $138.7 million.


NOTE F--FAIR VALUE OF FINANCIAL INSTRUMENTS

Finance Receivables

     The carrying amounts and estimated fair values of the finance receivable portfolio at December 31, 1997 and 1996 were as follows:

                                                 1997                1996
                                         ___________________  __________________
                                                   Estimated           Estimated
                                         Carrying    Fair     Carrying    Fair
                                           Value     Value     Value     Value
                                         ________  ________   ________ _________

Fixed rate receivables:............      $1,248.0  $1,275.3   $1,120.6   1,149.9
Variable rate receivables:.........       2,655.3   2,660.5    2,897.8   2,897.8
                                         --------  --------   --------  --------
       Total.......................      $3,903.3  $3,935.8   $4,018.4  $4,047.7
                                         ========  ========   ========  ========

Page 30
                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS---(Continued)

     The estimated fair values of the fixed rate receivables are based on the discounted value of the future cash flows expected to be received using available secondary market prices for securities backed by similar loans after adjustment for differences in loan characteristics. In the absence of readily available market prices, the expected future cash flows are discounted at effective rates currently offered by the Company for similar loans. For variable rate loans, which comprise the majority of the commercial loan portfolio, the carrying amount represents a reasonable estimate of fair value.

Notes and Loans Payable

     At December 31, 1997 and 1996 the estimated fair value of debt, using rates currently available for debt with similar terms and maturities, was $6.6 billion and $10.2 billion.

     The net present value of the interest rate and cross currency exchange agreements offsets changes in the fair value of the hedged indebtedness, which are also carried at amortized cost. The fair value of interest rate and cross currency exchange agreements is the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the exchange agreement counterparties. The fair value of the liability hedges at December 31, 1997 and December 31, 1996 were gross obligations to counterparties of $1.0 million and $13.4 million and gross benefits of $40.7 million and $18.9 million resulting in net benefits from counterparties of $39.7 and $5.5 million.

Page 31
                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS---(Continued)

NOTE G--INCOME TAXES

     Provision for income taxes on income from continuing operations comprised:

                                                    1997        1996       1995
                                                    ----        ----       ----
                                                       (Amounts in millions)
     Current taxes:
      Federal ...........................          $17.8       $26.2      $14.8
      State..............................            0.4         4.8        0.4
      Foreign ...........................            3.1         3.2
                                                   -----       -----      -----
                                                    21.3        34.2       15.2

     Deferred taxes:
      Federal.............................          40.3        41.2       61.3
      State ..............................           9.1         5.1       11.4
      Foreign.............................           3.6         1.2        3.1
                                                   -----       -----      -----
                                                    53.0        47.5       75.8
                                                   -----       -----      -----
         Total income taxes ..............         $74.3       $81.7      $91.0
                                                   =====       =====      =====

     The difference between federal income taxes on income from continuing operations computed at the statutory rate and the provision for income taxes was:
                                                    1997        1996       1995
                                                    ----        ----       ----
                                                       (Amounts in millions)

     Federal income taxes at statutory rate        $67.4       $77.4      $78.0
       tax benefit........................           5.3         6.4        7.3
     Book and tax basis difference of assets
       acquired ..........................           5.5         4.6        4.6
     Prior year items.....................          (1.1)       (4.4)
     Other ...............................          (2.8)       (2.3)       1.1
                                                   -----       -----      -----
                                                   $74.3        $81.7     $91.0
                                                   =====        =====     =====


     Deferred income taxes reflect the net tax effects or temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) comprised the following at December 31:


                                                                1997      1996
                                                                ____      ____
                                                           (Amounts in millions)
   Accelerated depreciation .............................      $672.2    $617.0
   Discount amortization on notes and loans payable .....        77.0      71.6
   Direct finance and sales type leases .................        50.1      29.1
   Other ................................................        47.2      39.3
                                                               ------    ------
            Gross deferred tax liabilities ..............       846.5     757.0

   Allowance for losses .................................       (36.2)    (30.4)
   Net operating loss and foreign tax credit carry forwards    (389.6)   (375.3)
   Other ................................................       (82.5)    (72.5)
                                                               ------    ------
   Gross deferred tax assets ............................      (508.3)   (478.2)
                                                               ------    ------
   Net deferred tax liability ...........................     $ 338.2   $ 278.8
                                                              =======   =======


     Total income tax payments, net of refunds, totaled $149.3 million in 1997, $50.4 million in 1996 and $67.5 million in 1995. Pretax income from foreign operations was $15.3 million in 1997, $9.1 million in 1996 and $ 9.2 million in 1995.

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

NOTE H--PENSION AND STOCK SAVINGS PLANS AND OTHER POST EMPLOYMENT BENEFITS

     The Company participates with Transamerica and its subsidiaries in a number of noncontributory defined pension plans covering substantially all employees. The Company also participates in various programs sponsored by Transamerica that provide medical and certain other benefits to eligible retirees. The pension plan is a noncontributory defined benefit plan covering substantially all employees. Pension benefits are based on the employee's compensation during the highest paid 60 consecutive months during the 120 months before retirement. Pension costs are allocated to the Company based on the number of participants. The Company also participates in the Transamerica Corporation Employee Stock Savings Plan (the 401(k) plan). The 401(k) plan is a contributory defined contribution plan covering eligible employees who elect to participate. The Company recognized for continuing operations, for both the pension plan and the 401(k) plan, income of $.3 million in 1997, expense of $1.1 million in 1996 and expense of $4.7 million in 1995. Additionally, the company recognized a curtailment gain of $18.8 million in 1997 as a result of the sale of its branch based consumer lending operation.


NOTE I--COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries have noncancelable lease agreements expiring mainly through 2002. These agreements are principally operating leases for facilities used in the Company's operations. Total rental expense amounted to $71.4 million in 1997, $26.1 million in 1996 and $25.8 million in 1995.

     Minimum future rental commitments under operating leases for real estate and equipment as of December 31, 1997 were as follows (in millions):

         1998........................            $ 64.5
         1999........................              58.3
         2000........................              52.1
         2001........................              49.6
         2002........................              50.1
         Thereafter..................             220.4
                                                 ------
                                                 $495.0
                                                 ======

     Contingent liabilities arising from litigation, income taxes and other matters are not expected to have a material effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

Page 33
                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS---(Continued)

NOTE J--BUSINESS SEGMENT INFORMATION

     Business segment data, as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, for each of the years in the three year period ended December 31, 1997 included in the tables on page 35 to 39 of Management's Narrative Analysis of Results of Operations are an integral part of these financial statements.

                                                    Revenues
                                    _____________________________________
                                      1997          1996          1995
                                    --------      --------      --------
                                          (Amounts in millions)
Commercial lending ..............     $ 515.5       $ 432.8       $ 423.7
Leasing .........................       797.8         765.6         733.9
Other (1)........................        16.2           8.1           7.0
                                     --------      --------      --------
     Total Finance...............    $1,329.5      $1,206.5      $1,164.6
                                     ========      ========      ========

                                                             Assets
                                                      _________________
                                                    1997          1996
                                                  --------      --------
                                                  (Amounts in millions)
Commercial lending ....................            $4,613.2     $ 4,023.5
Leasing ...............................             3,929.4       3,928.5
Net assets of discontinued operations..                40.1       4,326.2
Other (1)..............................               142.8         441.4
                                                   --------     ---------
          Total .......................            $8,725.5     $12,719.6
                                                   ========     =========


(1) Unallocated items including intercompany eliminations

Page 34
                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS---(Continued)

     Foreign revenues of the Company's foreign domiciled operations were as follows:

                                    1997             1996              1995
                              ______________   ______________    ______________
                              Foreign          Foreign           Foreign
                              Revenue    %     Revenue    %      Revenue     %
                              -------  -----   -------  -----    ------    -----
                                                 (Amounts in millions)
Canada......................  $ 25.2   15.8%   $ 24.6   18.8%   $ 30.9     27.0%
Europe .....................   134.6   84.2     106.1   81.2      83.5     73.0
                              ------  -----    ------  -----    ------    -----
Total ......................  $159.8  100.0%   $130.7  100.0%   $114.4    100.0%
                              ======  =====    ======  =====    ======    =====
Percent of total revenues...   12.0%            10.8%             9.8%


NOTE K--ACQUISITIONS

     In 1996, the Company acquired Trans Ocean Ltd., ("TOL") a container leasing company, through a non-cash capital contribution from Transamerica Corporation. Transamerica Corporation acquired TOL through the exchange of approximately 1.6 million shares of Transamerica common stock for the outstanding stock of Trans Ocean Ltd. The fleet contained approximately 185,600 owned and managed units, consisting of a variety of equipment types.

     NOTE L-DISCONTINUED OPERATIONS On June 23, 1997, the Company sold its branch-based consumer lending operation. Gross proceeds from the sale were $3.9 billion, or $1.1 billion after repayment of associated debt. In December 1997, the Company decided to exit the Consumer lending business entirely. The results of the consumer lending business have been reclassified to discontinued operations and all prior periods have been restated.

     At December 31, 1997 and 1996, the net assets of the discontinued consumer lending business, included in the Company's consolidated balance sheet as net assets of discontinued operations, are summarized as follows:

(Amounts in millions)                                1997                  1996
________________________________________________________________________________
ASSETS
Investments................................                            $   126.3
Finance receivables........................                              3,885.4
Assets held for sale.......................       $ 33.8                    83.1
Deferred income taxes......................         11.7                   111.4
Other assets...............................         20.4                   175.1
                                                  ------               ---------
    Total assets...........................       $ 65.9               $ 4,381.3
                                                  ======               =========

LIABILITIES................................       $ 25.8               $    55.1
                                                  ------               ---------
    Total liabilities......................         25.8                    55.1
                                                  ------               ---------
    Net assets of discontinued operations..       $ 40.1               $ 4,326.2
                                                  ======               =========

     The following results of the discontinued consumer lending business are included in income from discontinued operations:

(Amounts in millions)                              1997        1996        1995
________________________________________________________________________________
Revenues..................................        $290.4      $759.9      $782.5
Gain on sale of branch based consumer
   lending operation....................           469.0
                                                  ------      ------      ------
Total revenues............................         759.4       759.9       782.5
Expenses..................................         310.3       836.4       648.5
                                                  ------      ------      ------
Income (loss) before taxes................         449.1       (76.5)      134.0
Income tax provision (benefit)............         187.3       (31.3)       53.6
                                                  ------      ------      ------
   Income (loss) from discontinued operations     $261.8      $(45.2)     $ 80.4
                                                  ======      ======      ======

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     Transamerica Finance Corporation, which is a separate Securities and Exchange Commission registrant, includes Transamerica's commercial lending and leasing operations.

     The Company provides funding for its subsidiaries' commercial lending and leasing operations. Capital is allocated among the operations on the basis of expected returns and creation of shareholder value. The Company's principal assets are finance receivables and equipment held for lease, which totaled a combined $6.9 billion at December 31, 1997 and $7.1 billion at December 31, 1996. The Company's total notes and loans payable were $6.0 billion at December 31, 1997 and $9.9 billion at December 31, 1996. Variable rate debt was $3.5 billion at December 31, 1997 compared to $5.5 billion at December 31, 1996. The ratio of debt to tangible equity was 6.5:1 at December 31, 1997 and 6.8:1 at December 31, 1996. Tangible equity is defined as total equity less goodwill plus minority interest.

     The Company offers publicly, from time to time, senior or subordinated debt securities. Public debt issued totaled $120 million in 1997, $688 million in 1996 and $832 million in 1995. Under a shelf registration filed in April 1995 with the Securities and Exchange Commission the Company may offer up to $3 billion of senior or subordinated debt securities (which may include medium term notes) with varying terms, of which $1.8 billion had not been issued at December 31, 1997. For a further discussion regarding borrowing operations and related use of derivatives, see Note C, Notes and Loans Payable in the financial statements included in Item 8.

     Liquidity is a characteristic of the Company's operations since the majority of the assets consist of finance receivables. Principal cash collections of finance receivables totaled $24 billion during 1997, $18.1 billion during 1996 and $18 billion during 1995.

     The following table sets forth income by line of business for the periods indicated:

                 Income by Business Segment
                   (Amounts in Millions)             1997       1996      1995
________________________________________________________________________________
Commercial lending.......................           $ 92.1     $ 73.2    $ 75.2
Leasing .................................             40.6       80.8      75.1
Other ...................................             (1.2)      (1.9)     (5.5)
Amortization of goodwill.................            (13.3)     (12.8)    (13.0)
                                                    ------     ------    ------
Total income from continuing operations .           $118.2     $139.3    $131.8
                                                    ======     ======    ======


     The following discussion should be read in conjunction with the information presented under Item1, Business.

Commercial Lending

     Transamerica's commercial lending operation makes loans to small, medium and large businesses. At the end of 1997 we had net finance receivables owned and serviced of $5 billion in two core businesses: distribution finance and business credit.

     Our distribution finance operations provide financial services to manufacturers, distributors, resellers, retailers and commercial and consumer end users. We primarily serve companies who sell consumer electronics and appliances, marine products such as boats and personal watercraft, information technology, lawn and garden products, recreational vehicles, furnaces and air conditioners, motorcycles and manufactured housing. Our primary strategy in this business is to provide one source for the financing of goods as they move through the distribution channels from manufacturers to end user. We believe this strategy will help us respond to pricing pressure as new competitors continue to enter this market. The growing market for securitization of receivables (selling receivables to third parties while retaining the servicing of the customer accounts) has enabled new competitors to enter the market using less capital than was previously required. In 1997, we securitized $1.5 billion of floor plan finance receivables which adds additional flexibility to our funding strategies as our receivables portfolio grows. We are pursuing growth opportunities for distribution finance in Europe, in retail financing, and through joint ventures with our customers.

Page 36
     In January 1998, the distribution finance operation completed the acquisition of approximately $1.1 billion of net receivables and other assets of the inventory financing, retail financing and international factoring (receivables financing) businesses of Whirlpool Financial Corporation for a total purchase price of $1.3 billion in cash. The acquisition of the inventory finance and most of the international finance assets closed in 1997. The acquisition has given us a stronger presence domestically and a significantly expanded international business base. We have also entered into a long-term strategic alliance with Whirlpool under which we will provide financing service to Whirlpool's dealers and retail customers (through our credit card bank) and factoring services to Whirlpool's international operations.

     Transamerica business credit provides a variety of financial products for commercial customers. We extend asset-based credit facilities, which are underwritten based on collateral coverage or cash flow characteristics, to middle market companies for business expansion, acquisitions, and financial restructurings. Through our equipment finance and lease division, which was started in 1995, we support our customers' growth by financing an array of fixed assets, including manufacturing, construction and transportation equipment. In late 1996, we began providing short-term equipment loans, leases and revolving credit facilities for venture capital-supported development stage companies, primarily in the life sciences and electronics markets, through our technology finance division. Additionally, Transamerica business credit provides capital for other financial services providers, primarily in the form of loans extended by our financial services funding division, as well as through joint venture arrangements.

     Net income from our commercial lending operations was $80.9 million in 1997, an increase of $18.3 million (29%) from $62.6 million in 1996. Income before the amortization of goodwill grew $18.9 million (26%) from 1996. Operating results for 1997 included an after tax gain of $5.4 million on the sale and securitization of $1.5 billion of floor plan finance receivables and a $3.2 million tax benefit from tax matters resolved in 1997. In 1996, operating results included a $4.5 million benefit primarily from the favorable resolution of disputed issues surrounding the 1995 sale of assets in Puerto Rico. In 1995, operating results included a $12.2 million after tax benefit from reversing a valuation allowance no longer required following the Puerto Rican asset sale and a $4.8 million after tax gain on the sale of a portfolio of consumer rediscount loans.

     Excluding the above items, commercial lending income from operations before the amortization of goodwill increased $14.8 million (22%) in 1997 and $10.5 million (18%) in 1996. In 1997, higher average net receivables outstanding contributed to the growth in operating income. In 1997, the commercial lending operation announced that it intends to sell its insurance premium finance operation and reclassified those receivables as assets held for sale. In 1996, growth in each of the core businesses led to higher average receivables outstanding and increased operating income.

     Revenues in 1997 grew $82.7 million (19%) from 1996 as higher average net receivables outstanding more than offset a decline in yield due to increased competition. Revenues in 1997 included an $8.7 million gain on the securitization of floor plan finance receivables. Revenues rose $9.1 million (2%) in 1996 principally due to growth in average net receivables outstanding.

     Interest expense increased $31.5 million (21%) from 1996 principally due to the higher average debt level needed to support receivables growth. In 1996, interest expense fell $300,000 from 1995 because of the lower average interest rate paid on borrowings, which was partially offset by a higher average debt level due to receivables growth.

     Operating expenses increased $17 million (11%) in 1997 and $3.6 million (2%) in 1996 primarily because of higher business volume and average net receivables outstanding. The provision for losses on receivables increased in 1997 by $6 million (60%) from 1996, partially due to growth in the average net receivables outstanding. In addition, the provision for losses on receivables decreased $5.9 million (37%) in 1996 from 1995 due to lower credit losses and because reserves were higher in the liquidating portfolio than were ultimately necessary.

     Credit losses, net of recoveries, as a percentage of average finance receivables outstanding, net of unearned finance charges, were 0.25% in 1997, 0.16% in 1996 and 0.34% in 1995.

     We have established an allowance for losses equal to 2.24% of net finance receivables outstanding as of December 31, 1997 compared to 2.22% at December 31, 1996.

Page 37
     Delinquent receivables are defined as instalments for inventory finance and asset-based lending receivables more than 60 days past due and the outstanding loan balance for all other receivables more than 60 days past due. At December 31, 1997, delinquent receivables were $12.7 million (0.35% of receivables outstanding) compared to $17.3 million (0.46% of receivables outstanding) at December 31, 1996. Delinquent receivables declined due to the reclassification of the insurance premium finance receivables to assets held for sale.

     Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent or sooner if it appears doubtful they will be fully collectible. Accrual of finance charges is suspended on nonearning receivables until past due amounts are collected. Nonearning receivables were $21.8 million (0.60% of receivables outstanding) at December 31, 1997 compared to $21.4 million (0.56% of receivables outstanding) at December 31, 1996. An increase in nonearning receivables in the core business was partly offset by the reclassification of the insurance premium finance receivables to assets held for sale.

     Assets held for sale as of December 31, 1997 totaled $281 million. Of the finance receivables held for sale at December 31, 1997, $14.2 million were more than 60 days past due and $7.5 million were classified as nonearning.

Commercial Lending

 (Amounts in millions)                                 1997      1996     1995
                                                       ----      ----     ----

REVENUES
Finance charges and related income..................  $515.5    $432.8   $423.7

EXPENSES
Interest............................................   179.9     148.4    148.7
Operating expenses..................................   176.9     159.9    156.3
Provision for losses on receivables.................    16.2      10.2     16.1
Provision (benefit) for losses on assets held for sale                    (20.1)
Income taxes........................................    50.4      41.1     47.5
                                                      ------    ------   ------
                                                       423.4     359.6    348.5
                                                      ------    ------   ------
Income from operations..............................    92.1      73.2     75.2
Amortization of goodwill............................   (11.2)    (10.6)   (10.9)
                                                      ------    ------   ------
Net income..........................................  $ 80.9    $ 62.6   $ 64.3
                                                      ======    ======   ======

Page 38
Leasing

     Transamerica leasing's fleet of intermodal transportation equipment is the largest in the world. Intermodal equipment can be carried on ships or railcars or hauled by trucks. We lease this equipment to and manage it for steamship lines, railroads, shippers, distribution companies and motor carriers. In addition to service and term operating leases, we provide structured financing that enables customers to purchase equipment over time, and an equipment matching service in which we manage containers for customers and broker equipment interchanges among them.

     Most of our intermodal containers are used in international trade, while our chassis, rail trailers and domestic containers are used primarily within North America. We also have an over the road trailer leasing business in Europe.

     In 1997, utilization rates for our container fleet declined to 79% from 81% in 1996 due primarily to oversupply in the industry.

     Net income from leasing operations in 1997 declined 51% to $38.6 million. Leasing income before the amortization of goodwill was $40.6 million compared to $80.8 million in 1996.

     Earnings were reduced by a $25.8 million after tax provision for expected losses on the accelerated disposition of equipment (primarily standard containers) and the restructuring of the operation's field offices to reduce costs. The accelerated disposition is in response to an oversupply of units. Earnings for standard and refrigerated containers were also reduced by lower rental rates, a decline in utilization and decreased gains on the sale of used standard containers. Partially offsetting these declines were improved earnings from tank and domestic containers, chassis and European trailers. All of these lines had more on-hire units than in 1996. Additionally, rail trailers reported higher income due to improved utilization and rental rates and structured finance earnings improved due to a larger portfolio of finance leases.

     Excluding   the  impact  of  the   accelerated   equipment   disposal   and
restructuring, leasing earnings before the amortization of goodwill were $66.4 million compared to $80.8 million in 1996.

     In 1996, income from leasing operations rose $5.7 million (8%) from 1995. The increase was primarily due to a larger portfolio of finance leases and lower ownership costs for the rail trailer business attributed to a smaller fleet. Income in 1996 included $4.4 million from the resolution of outstanding tax issues and the tax benefits from entering into structured lease transactions. Partially offsetting these increases were reduced earnings in standard and refrigerated containers and chassis due to lower utilization rates, and lower standard container and chassis rental rates.

     Revenue increased in 1997 by $32.2 million (4%) primarily because the October 1996 acquisition of Trans Ocean Ltd. increased the size of the fleet of standard, refrigerated and tank containers and chassis by approximately 25%. Revenue also increased as a result of a larger portfolio of finance leases and more on-hire European trailers. Offsetting these increases were the provision for the expected loss due to the accelerated equipment disposal and lower revenues from decreased rental rates and decreased utilization for standard and refrigerated containers resulting primarily from an industry-wide oversupply of equipment. In addition, rail trailer revenues were lower due to a smaller fleet size.

     Revenues increased in 1996 by $31.7 million (4%) primarily due to a larger on-hire fleet of refrigerated containers, tank containers and European trailers and a larger portfolio of finance leases. Partially offsetting these revenue increases was a decline in standard container revenues due to lower utilization and rental rates and lower gain on used equipment sales. Rail trailer revenues also declined because of a smaller fleet and lower gains on used equipment sales.

     Expenses excluding income taxes increased $89.3 million (14%) in 1997 due to higher ownership and operating costs associated with our larger fleets of standard and refrigerated containers, chassis and European trailers and the provision associated with the restructuring. In 1996, expenses excluding income taxes increased $31.2 million (5%), in line with larger fleets of refrigerated containers, chassis and European trailers. Lower operating expenses from a smaller rail trailer fleet partially offset those higher costs.

Page 39
     The combined utilization rate for standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 79% in 1997 compared to 81% in 1996 and 85% in 1995. Rail trailer utilization was 85% in 1997, 82% in 1996 and 77% in 1995. European trailer utilization was 92% in both 1997 and 1996 and 95% in 1995.

     In addition to leasing services, we are developing and using technology to provide more and better information to our customers via the internet and offering equipment management services. We are also concentrating on reducing our costs of operations in line with lower margins in an increasingly competitive pricing market for international containers. Our European trailer operation continues to provide opportunities for growth, as we added 5,100 units in 1997, making us one of only two leasing companies to provide equipment throughout Europe.

Leasing

(Amounts in millions)                                  1997      1996     1995
                                                       ----      ----     ----
REVENUES
Total leasing revenues .......................        $797.8    $765.6   $733.9

EXPENSES
Operating expenses ...........................         174.1     129.2    126.5
Depreciation on equipment held for lease......         275.8     255.1    236.6
Selling and administrative expenses ..........         116.7      95.5     95.1
Interest .....................................         166.1     163.6    154.0
Income taxes..................................          24.5      41.4     46.6
                                                      ------    ------   ------
                                                       757.2     684.8    658.8
                                                      ------    ------   ------
Income from operations........................          40.6      80.8     75.1
Amortization of goodwill......................          (2.0)     (2.0)    (2.0)
                                                      ------    ------   ------
Net income....................................        $ 38.6    $ 78.8   $ 73.1
                                                      ======    ======   ======

Market Risk

     Market risk is the risk of loss that may occur when fluctuations in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and nonderivative financial instruments have market risk so our risk management extends beyond derivatives to encompass all financial instruments we hold that are sensitive to market risk. The Company is primarily exposed to interest rate risk.

Interest Rate Risk

     The Company's operations are subject to risk from interest rate fluctuations when there is a difference between the amount of our interest earning assets and the amount of our interest bearing liabilities that are prepaid, mature or repriced in specified periods. We manage our exposure to interest rate fluctuations by managing the characteristics of our assets and liabilities so that changes are offset. Our objectives for asset liability management are to provide maximum levels of finance income and minimize funding costs while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. To help achieve these objectives, we use derivative financial instruments including interest rate swaps that correlate to instruments recorded on our balance sheet.

     If market interest rates on December 31, 1997 abruptly increased 75 basis points, the fair value of our finance receivables portfolio would decrease approximately $23 million, the fair value of our debt would decrease approximately $81 million and the fair value of our interest rate swaps would decrease approximately $41 million. Conversely, if rates on December 31, 1997 abruptly decreased 75 basis points the fair value of our finance receivables portfolio would increase approximately $23 million, the fair value of our debt would increase approximately $81 million and the fair value of our interest rate swaps would increase approximately $41 million.

     We determined these amounts by considering only the impact of the hypothetical interest rate change. These analyses do not consider the possible effect a change in economic activity could have in such an environment. Also, in the event of a change of such magnitude, we would likely take action to mitigate our exposure to the negative consequences. Our customers and competitors would also respond to these fluctuations, and regulators or legislators might act in ways we cannot foresee. Because we cannot be certain what specific actions would be taken and their effects, the sensitivity analysis above assumes no significant changes in the Company's financial structure.

Page 40
                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                       SUPPLEMENTARY FINANCIAL INFORMATION

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                              (Amounts in millions)



                                                                    Year Ended
                                      Three Months Ended           December 31,
                                 __________________________________
                                 3/31/97  6/30/97  9/30/97 12/31/97     1997
                                 -------  -------  ------- --------   --------

Revenues .......................  $328.7  $327.0   $336.7   $337.1    $1,329.5

Income from continuing
   operations...................  $ 35.1  $ 31.1   $ 34.9   $ 17.1    $  118.2
Income (loss) from discontinued
   operations...................           275.0      1.1    (14.3)      261.8
                                  ------  ------   ------   ------    --------
Net income......................  $ 35.1  $306.1   $ 36.0    $ 2.8     $ 380.0
                                  ======  ======   ======    =====     =======


                                                                    Year Ended
                                      Three Months Ended           December 31,
                                 __________________________________
                                 3/31/96  6/30/96  9/30/96 12/31/96     1996
                                 -------  -------  ------- --------   --------
Revenues.......................   $288.3   $291.1   $294.1   $333.0   $1,206.5

Income from continuing
   operations..................   $ 28.6   $ 33.1   $ 40.0   $ 37.6    $ 139.3
Income (loss) from discontinued
   operations..................     17.8     (4.7)   (65.8)     7.5      (45.2)
                                  ------   ------   ------   ------   --------
Net income (loss)..............   $ 46.4   $ 28.4  $ (25.8)  $ 45.1     $ 94.1
                                  ======   ======  =======   ======     ======