Form 10-Q
period 1998-03-31
TRANSAMERICA FINANCE CORP
filed 1998-05-13
CIK 99193

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1998


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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of Common Stock, $10 par value, outstanding as of close of business on April 30, 1998: 1,464,285 shares.

                        TRANSAMERICA FINANCE CORPORATION

                                    FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.


         The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company"), for the periods ended March 31, 1998 and 1997, and the balance sheet as of December 31, 1997 do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended December 31, 1997. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Company's businesses.

                                    * * * * *

         Effective January 1, 1998, the Company adopted the provisions of American Institute of Certified Public Accountants Statement of Position No. 98-1 which requires, among other things, that payroll costs incurred in the development of computer software systems be capitalized. The effect of adoption on first quarter consolidated income was immaterial.

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



                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                  -------------

                           CONSOLIDATED BALANCE SHEET

                                     Assets



                                                                 March 31,      December 31,
                                                                    1998             1997



Cash and cash equivalents                                       $     34.7       $     70.1
Finance receivables                                                5,217.2          4,333.4
Less unearned fees ($378.8 in 1998 and
     $340.8 in 1997) and allowance for losses                        489.7            430.1
                                                                ----------       ----------
                                                                   4,727.5          3,903.3

Property and equipment - less accumulated
    depreciation of $1,153.8 in 1998
    and $1,190.5 in 1997:
    Land, buildings and equipment                                     25.1             25.1
    Equipment held for lease                                       2,977.5          2,996.5
Goodwill, less accumulated amortization of
    $159.6 in 1998 and $156.2 in 1997                                386.9            423.0
Assets held for sale                                                  75.5            377.8
Net assets of discontinued operations                                 50.4             40.1
Other assets                                                         754.3            889.6
                                                                ----------       ----------
                                                                $  9,031.9       $  8,725.5
                                                                ==========       ==========



(Amounts in millions)




                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                  -------------

                     CONSOLIDATED BALANCE SHEET (Continued)

                      Liabilities and Stockholder's Equity




                                                              March 31,              December 31,
                                                                1998                     1997


Debt:
    Unsubordinated                                            $  5,814.7              $  5,341.5
    Subordinated                                                   582.7                   683.7
                                                              ----------              ----------
           Total debt                                            6,397.4                 6,025.2

  Accounts payable and other liabilities                           860.6                 1,034.7
  Income taxes                                                     407.6                   362.4

 Stockholder's equity:
       Preferred stock --authorized, 250,000 shares
              without par value; none issued
       Common stock--authorized, 2,500,000 shares of
              $10 par value; issued and outstanding
              1,464,285 shares                                      14.6                    14.6
       Additional paid-in capital                                1,339.2                 1,300.9
       Retained earnings                                            27.5
       Component of other cumulative
       comprehensive income:
             Foreign currency translation adjustments              (15.0)                  (12.3)
                                                              ----------              ----------
                                                                 1,366.3                 1,303.2
                                                              ----------              ----------
                                                              $  9,031.9              $  8,725.5
                                                              ==========              ==========


(Amounts in millions except for share data)




                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                 ---------------

                        CONSOLIDATED STATEMENT OF INCOME



                                                             Three months ended
                                                                 March 31,
                                                             1998           1997



REVENUES
Finance charges and other fees                           $    167.1     $    123.3
Leasing revenues                                              185.7          189.0
Other                                                          19.5           16.4
                                                         ----------     ----------
                                                              372.3          328.7
EXPENSES
Interest and debt expense                                      94.3           81.9
Depreciation on equipment held for lease                       67.5           67.5
Provision for losses on receivables                            13.6            3.6
Salaries and other operating expenses                         155.2          121.5
                                                         ----------     ----------
                                                              330.6          274.5
                                                         ----------     ----------
                                                               41.7           54.2

Income taxes                                                   14.2           19.1
                                                         ----------     ----------

Income from continuing operations
   and net income                                        $     27.5     $     35.1
                                                         ==========     ==========

Ratio of earnings to fixed charges                             1.41           1.61
                                                               ====           ====


(Amounts in millions)





                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                  ------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                             Three months ended
                                                                                   March 31,
                                                                             1998           1997



OPERATING ACTIVITIES
Income from continuing operations                                        $     27.5     $     35.1
Adjustments to reconcile income from continuing
           operations to net cash provided by
           operating activities:
      Depreciation and amortization                                          72.8           72.8
      Provision for losses on receivables                                    13.6            3.6
      Amortization of discount on long-term debt                              2.9            2.6
      Change in accounts payable and other liabilities                     (166.7)          70.3
      Change in income taxes payable                                         50.1           12.7
      Other                                                                 181.0          (90.9)
                                                                        ---------     ----------
      Net cash provided by operations                                       181.2          106.2


INVESTING ACTIVITIES
    Finance receivables originated                                         (4,791.9)      (4,234.4)
    Finance receivables collected                                           4,582.7        3,851.7
    Purchase of property and equipment                                        (86.9)         (75.9)
    Sales of property and equipment                                            36.3           29.0
    Proceeds from the portfolio sales of and cash
           transactions with discontinued operations                           (7.2)         405.3
    Purchase of finance receivables from
           Whirlpool Financial Corporation                                   (351.9)
    Other                                                                      (2.6)          (6.3)
                                                                          ---------     ----------

         Net cash used by investing activities                               (621.5)         (30.6)

FINANCING ACTIVITIES
  Proceeds from debt financing                                                956.8        2,193.3
  Payments of debt                                                           (590.2)      (2,551.4)
  Capital contributions from parent                                            38.3
  Cash dividends paid                                                                        (64.1)
                                                                          ---------     ----------
        Net cash provided (used) by investing activities                      404.9         (422.2)
                                                                          ---------     ----------
 Decrease in cash and cash
    equivalents                                                               (35.4)        (346.6)
  Cash and cash equivalents at beginning
    of year                                                                    70.1          398.5
                                                                          ---------     ----------
  Cash and cash equivalents at end of period                              $    34.7     $     51.9
                                                                          =========     ==========

(Amounts in millions)





                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                -----------------

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS




                                                      Three months ended
                                                           March 31,
                                                   1998                1997



Balance at beginning of year                      $               $  117.7
Net income                                            27.5            35.1
Dividends                                                            (64.1)
                                                  --------        --------
Balance at end of period                          $   27.5        $   88.7
                                                  ========        ========




Item 2.   Management's Narrative Analysis of Results of Operations


                     REVENUES AND INCOME BY LINE OF BUSINESS


                                            Three months ended March 31,
                                         Revenues                   Income
                                      1998       1997        1998          1997
                                                  (Amounts in millions)



Commercial lending                  $  164.6   $  117.4   $   18.0   $   21.2
Leasing                                203.2      207.7       15.6       15.8
Other                                    4.5        3.6       (2.7)       1.3
Amortization of goodwill                                      (3.4)      (3.2)
                                    --------   --------   --------   --------
                                    $  372.3   $  328.7   $   27.5   $   35.1
                                    ========   ========   ========   ========



Commercial Lending


     Commercial lending net income for the first quarter of 1998 was $15.1 million compared to $18.5 million for the first quarter of 1997. Income, before the amortization of goodwill, for the first quarter of 1998 was $18 million, a decrease of $3.2 million (15%) from the first quarter of 1997. Operating results for the 1998 period included a $3.2 million operating loss from the retail businesses (which consist of the credit card portfolio acquired from Whirlpool Financial Corporation in 1998 and the retained residential mortgage lending businesses), a $2.1 million after tax charge for losses and the restructuring of the insurance premium finance business, and a $2.1 million after tax gain on the sale and securitization of $300 million of floorplan receivables. The first quarter of 1997 operating results included a $3.2 million tax benefit from the resolution of prior years' tax matters. A higher net margin due to higher average receivables owned and serviced in the first quarter of 1998 and a $3 million tax benefit from the resolution of prior year tax matters were offset in part by higher operating expenses and a higher provision for losses on receivables.


         Revenues in the first quarter of 1998 increased $47.2 million (40%) over the first quarter of 1997 principally as a result of growth in average net receivables outstanding owned and serviced.

     Interest expense increased $7.5 million (18%) in the first quarter of 1998 due to a higher average interest rate on borrowings and to higher average outstanding debt as a result of growth in average net receivables. Operating expenses rose $34.7 million (80%) in the first quarter of 1998 compared to the first quarter of 1997 mainly as a result of costs related to the integration of the Whirlpool Financial operations and higher business volume. The provision for losses on receivables increased $10 million due primarily to higher credit losses relating to the retail portfolio and additional provisions for the insurance premium finance portfolio. Credit losses, net of recoveries, on an annualized basis as a percentage of average net receivables outstanding were 0.57% for the first quarter of 1998 compared to 0.17% for the first quarter of 1997.

         Net commercial finance receivables outstanding at March 31, 1998 increased $858.6 million (24%) from December 31, 1997. The increase in receivables was largely a result of a decision not to sell the insurance premium finance operation and the reclassification of those receivables from assets held for sale to finance receivables, and the acquisitions during the first quarter of 1998 of the retail finance business and most of the remaining international assets from Whirlpool Financial Corporation which amounted to $352 million in net receivables. This completed the acquisition of $1.1 billion in net receivables and other assets representing substantially all of the inventory and retail finance business from Whirlpool Financial Corporation. The total purchase price was $1.3 billion in cash subject to post closing adjustments. During the first quarter of 1998 the distribution finance operation also securitized $300 million of floorplan finance receivables.

         Management has established an allowance for losses equal to 2.37% of net commercial finance receivables outstanding as of March 31, 1998 compared to 2.35% at December 31, 1997.

     Delinquent receivables, which are defined as instalments for inventory finance and asset based lending receivables more than 60 days past due and the outstanding loan balance for all other receivables more than 60 days past due, were $39.1 million (0.84% of receivables outstanding) at March 31, 1998 compared to $18 million (0.48% of receivables outstanding) at December 31, 1997.

         Nonearning receivables, which are defined as balances from borrowers that are over 90 days delinquent or at such earlier time as full collectibility becomes doubtful, were $41.8 million (0.90% of receivables outstanding) at March 31, 1998 compared to $26.4 million (0.71% of receivables outstanding) at December 31, 1997.

     The increase in both nonearning and delinquent receivables at March 31, 1998 was due to the inclusion of the insurance premium finance receivables which were reported as assets held for sale at December 31, 1997, and the receivables of the new retail lending operation. Delinquent and nonearning insurance premium finance receivables at December 31, 1997 were $14.2 million and $7.5 million.


Leasing


         In the first quarter of 1998, the leasing operation reported net income of $15.1 million compared to $15.3 million in the first quarter of 1997. Leasing income, before the amortization of goodwill, was $15.6 million in the first quarter of 1998 compared to $15.8 million in the first quarter of 1997. Earnings for 1998 were lower as a result of a smaller fleet size and fewer units on hire in the rail trailer business and lower earnings from the structured finance business due to tightening interest rate spreads. Offsetting some of these decreases in earnings were favorable results from standard containers due to lower ownership and operating costs resulting from a smaller fleet.

         Revenue for the first quarter of 1998 decreased $4.5 million (2%) as compared to the first quarter of 1997. Revenue decreased in the standard container and rail trailer businesses due to lower per diem rates and to fewer units on hire resulting from smaller fleets. Partially offsetting these decreases were higher revenues from European trailer due to a larger fleet size.

         Expenses for the first quarter of 1998 decreased $4.2 million (2%) mainly due to lower ownership and operating costs associated with a smaller fleet of standard containers and rail trailers.

         The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 79% for the first quarter of 1998 compared to 78% in the first quarter of 1997. Rail trailer utilization was 79% for the first quarter of 1998 compared to 83% in the first quarter of 1997. European trailer utilization was 90% for the first quarter of 1998 compared to 91% in the first quarter of 1997.

Other


         Other operating results for the first three months of 1998 decreased $4.0 million as compared to the first quarter of 1997. The decrease was primarily due to the manner in which the Company allocates interest on intercompany debt among its subsidiaries.


Discontinued Operations


         In the first quarter of 1998 and 1997 results from discontinued operations were break even.


Comprehensive Income


         In accordance with Financial Accounting Standard No. 130, Reporting Comprehensive Income, comprehensive income for the three months ended March 31, 1998 and 1997 comprised:





                                                      1998              1997



         Net income                                  $ 27.5            $ 35.1
         Change in foreign currency
                 transaction adjustments               (2.7)             (5.6)
                                                     ------            ------
         Comprehensive income                        $ 24.8            $ 29.5
                                                     ======            ======



Derivatives

         The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from Transamerica's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specified periods. In the normal course of its operations, the Company hedges some of its interest rate risk with derivative financial instruments. These derivatives comprise primarily interest rate swap agreements. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to any leveraged derivative contracts.

         Derivative financial instruments with a notional amount of $1.2 billion at March 31, 1998 and $1.3 billion at December 31, 1997 and designated as hedges of the Company's liabilities were outstanding.

         While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At March 31, 1998, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of the Company's liability hedges at March 31, 1998 and December 31, 1997 was a net benefit of $48.8 million and $39.7 million comprising agreements with aggregate gross benefits of $49.8 million and $40.7 million and agreements with aggregate gross obligations of $1 million and $1 million.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              12       Computation of Ratio Earnings to Fixed Charges
              27       Financial Data Schedule

         (b)  Reports on Form 8-K.

     On January 16th, the Company reported effective January 1, 1998, principally through its indirect subsidiary Transamerica Distribution Finance Corporation that it had completed the acquisition of substantially all of the inventory and retail finance business of Whirlpool Financial Corporation for a total purchase price of $1.3 billion in cash, subject to post closing adjustments, which was determined through negotiations with Whirlpool.


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRANSAMERICA FINANCE CORPORATION
(Registrant)





Burton E. Broome
Vice President and Controller
(Chief Accounting Officer)

Date:  May 12, 1998