Form 10-Q
period 1998-06-30
TRANSAMERICA FINANCE CORP
filed 1998-08-05
CIK 99193

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1998


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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Number of shares of Common Stock, $10 par value, outstanding as of close of business on July 31, 1998: 1,464,285.

                        TRANSAMERICA FINANCE CORPORATION

                                    FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.


         The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company") for the periods ended June 30, 1998 and 1997, and the balance sheet as of December 31, 1997 do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended December 31, 1997. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Company's businesses.

                                    * * * * *

         Effective January 1, 1998, the Company adopted the provisions of American Institute of Certified Public Accountants Statement of Position No. 98-1 which requires, among other things, that payroll costs incurred in the development of computer software systems be capitalized. The effect of adoption on consolidated income for the six months and three months ended June 30, 1998 was immaterial.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt this statement as of January 1, 2000. The effect on the Company's financial statements of adopting this standard is uncertain at this time.

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


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                  -------------
                           CONSOLIDATED BALANCE SHEET

                   (Amounts in millions except for share data)



                                                                       June 30,        December 31,
                                                                         1998              1997

Assets:
Cash and cash equivalents                                              $    89.1        $     70.1

Finance receivables                                                      4,784.6           4,333.4
Less unearned fees ($387.9 in 1998 and
   $340.8 in 1997) and allowance for losses                                499.1             430.1
                                                                       ---------        ----------

                                                                         4,285.5           3,903.3
Property and equipment  less  accumulated  depreciation
   of $1,207.6 in 1998 and $1,190.5 in 1997:
   Land, buildings and equipment                                            28.1              25.1
   Equipment held for lease                                              2,977.8           2,996.5
Goodwill, less accumulated amortization of
   $163.6 in 1998 and $156.2 in 1997                                       387.8             423.0
Assets held for sale                                                        49.1             377.8
Net assets of discontinued operations                                       47.3              40.1
Other assets                                                               757.6             889.6
                                                                      ----------        ----------
                                                                         8,622.3           8,725.5
                                                                      ==========        ==========

Liabilities and Stockholder's Equity:
Debt:
   Unsubordinated                                                     $  5,556.1        $  5,341.5
   Subordinated                                                            537.2             683.7
                                                                      ----------        ----------
                  Total debt                                             6,093.3           6,025.2

Accounts payable and other liabilities                                     791.7           1,034.7
Income taxes payable                                                       422.3             362.4
Stockholder's equity:
   Preferred stock --authorized, 250,000
        without par value; none issued
   Common stock--authorized, 2,500,000
        shares of $10 par value; issued and
        outstanding 1,464,285 shares                                        14.6              14.6
   Additional paid-in capital                                            1,310.6           1,300.9
   Retained earnings
   Component of other cumulative
        comprehensive income:
        Foreign currency translation adjustments                           (10.2)            (12.3)
                                                                      ----------        ----------

                  Total stockholder's equity                             1,315.0           1,303.2
                                                                      ----------        ----------

                                                                      $  8,622.3        $  8,725.5
                                                                      ==========        ==========


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                 ---------------

                        CONSOLIDATED STATEMENT OF INCOME
                              (Amounts in millions)


                                                       Six months ended              Three months ended
                                                           June 30,                        June 30,

                                                        1998      1997                 1998        1997

REVENUES
Finance charges and other fees                       $  343.0   $  249.6             $ 175.9     $ 126.3
Leasing revenues                                        367.0      370.5               181.3       181.6
Other                                                    43.7       35.6                24.2        19.1
                                                     --------   --------             -------     -------

                  Total revenues                        753.7      655.7               381.4       327.0

EXPENSES
Interest and debt expense                               188.3      166.3                94.0        84.4
Depreciation on equipment held for lease                136.5      135.2                69.0        67.7
Salaries and other operating expenses                   300.7      239.8               145.5       118.3
Provision for losses on receivables                      25.0        7.5                11.4         3.9
                                                     --------   --------             -------     -------

                  Total expenses                        650.5      548.8               319.9       274.3

Income before income taxes                              103.2      106.9                61.5        52.7
Income taxes                                             39.0       40.7                24.8        21.6
                                                     --------   --------             -------     -------

Income from continuing operations                        64.2       66.2                36.7        31.1

Income from discontinued operations                                275.0                           275.0
                                                     --------   --------             -------     -------
Net income                                           $   64.2   $  341.2             $  36.7     $ 306.1
                                                     ========   ========             =======     =======


Ratio of earnings to fixed charges                       1.51       1.60
                                                         ====       ====




                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                  ------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Amounts in millions)


                                                                           Six months ended
                                                                               June 30,
                                                                          1998           1997

OPERATING ACTIVITIES
Net income from continuing operations                                  $    64.2       $   66.2
Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities:
        Depreciation and amortization                                      147.8          145.6
        Provision for losses on receivables                                 25.0            7.5
        Amortization of discount on long-term debt                           6.0            5.3
        Change in accounts payable and other
             liabilities                                                  (232.6)         160.5
        Change in income taxes payable                                      64.8          (44.2)
        Other                                                              180.1          261.6
                                                                       ---------       --------

Net cash provided by operating activities                                  255.3          602.5


INVESTING ACTIVITIES
Finance receivables originated                                          (9,819.7)      (9,649.4)
Finance receivables collected                                           10,066.6        9,268.3
Purchase of property and equipment                                        (165.4)        (173.0)
Sales of property and equipment                                             66.0           46.3
Proceeds from the sale of and cash
        transactions with discontinued operations                           (4.0)       4,039.7
Purchase of finance receivables from
        Whirpool Finance Corporation                                      (378.4)

Other                                                                       (5.5)        (240.3)
                                                                       ---------       --------

Net cash provided (used) by investing activities                          (240.4)       3,291.6


FINANCING ACTIVITIES
Proceeds from debt financing                                               951.9        2,879.1
Payments of debt                                                          (893.3)      (6,640.0)
Capital contributions from parent                                           38.3
Cash dividends paid                                                        (92.8)        (464.3)
                                                                       ---------       --------


Net cash provided (used) by financing activities                             4.1       (4,225.2)
                                                                       ---------       --------

Increase (decrease) in cash and
        cash equivalents                                                    19.0         (331.1)
Cash and cash equivalents at beginning
        of year                                                             70.1          398.5
                                                                       ---------       --------

         Cash and cash equivalents at end of period                    $    89.1       $   67.4
                                                                       =========       ========




                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                              (Amounts in millions)


                                                         Six months ended
                                                             June 30,
                                                         1998        1997

Balance at beginning of year                         $              $  117.7
Net income                                               64.2          341.2
Dividends                                               (64.2)        (458.9)
                                                     --------       --------
Balance at end of period                             $   -          $   -
                                                     ========       ========





Item 2.   Management's Narrative Analysis of Results of Operations



                     REVENUES AND INCOME BY LINE OF BUSINESS
                              (Amounts in millions)



                                          Six months ended June 30,                Second Quarter
                                          Revenues               Income                Income
                                      1998      1997        1998       1997        1998       1997





Commercial lending                  $ 340.5   $ 239.0      $  47.0    $ 41.9      $  29.0    $  20.7
Leasing                               404.1     408.6         31.2      28.3         15.6       12.5
Other                                   9.1       8.1         (6.7)      2.4         (4.0)       1.1
Amortization of goodwill                                      (7.3)     (6.4)        (3.9)      (3.2)
                                    -------   -------      -------    ------      -------    -------
Total revenues and income
   from continuing operations       $ 753.7   $ 655.7      $  64.2    $ 66.2      $  36.7    $  31.1
                                    =======   =======      =======    ======      =======    =======


Commercial Lending

     Commercial lending net income for the first half and second quarter of 1998 was $40.7 million and $25.6 million compared to $36.6 million and $18.1 million for the comparable periods of 1997. Commercial lending income, before the amortization of goodwill, for the first half and second quarter of 1998 increased $5.1 million (12%) and $8.3 million (40%) from 1997's first half and second quarter. Operating results for the second quarter of 1998 included $3.2 million in after tax gains on the securitization of $300 million of floorplan receivables, and $200 million of commercial loan and lease receivables. Included in the six months ended June 30, 1998 was a first quarter $3 million tax benefit from the resolution of prior year tax matters, a first quarter $2.1 million after tax charge for losses and the restructuring of the insurance premium finance business, and a first quarter $2.1 million after tax gain on the securitization of $300 million of floorplan receivables. In the six months ended June 30, 1997 was a first quarter $3.2 million tax benefit from the satisfactory resolution of prior years' tax matters. Higher margins due to higher average net receivables in the first half and second quarter of 1998 were partially offset by an increase in operating expenses and in the provision for losses on finance receivables.

         Revenues in the first half and second quarter of 1998 increased $101.5 million (42%) and $54.3 million (45%) over the corresponding 1997 periods. Revenues rose in 1998 principally due to growth in average net receivables outstanding. Revenues in the first six months and second quarter of 1998 included $8.9 million and $5.7 million in gains from the securitization of receivables.

     Interest expense increased $15 million (18%) and $7.5 million (17%) in the first half and second quarter of 1998 due to a higher average interest rate on borrowings and higher average debt levels needed to support receivables growth. Operating expenses for the first six months and second quarter of 1998 increased $62.2 million (74%) and $27.5 million (67%) over the corresponding 1997 periods primarily as a result of the integration of the Whirlpool Finance operations and higher levels of business volume and outstanding receivables. The provision for losses on receivables for the first half and second quarter of 1998 increased $17.5 million (232%) and $7.5 million (191%) from the corresponding 1997 periods principally as a result of higher credit losses in the retail portfolio and additional provisions in the first quarter of 1998 on the insurance premium finance portfolio. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.68% for the first half and 0.79% for the second quarter of 1998 compared to 0.15% and 0.13% for the comparable periods of 1997.

         Net commercial finance receivables outstanding at June 30, 1998 increased $411 million (12%) from December 31, 1997. The increase in receivables was largely a result of a decision not to sell the insurance premium finance operation and the reclassification of those receivables from assets held for sale to finance receivables, and the acquisition during the first half of 1998 of the retail finance business and the remaining international assets from Whirlpool Financial Corporation which amounted to $387 million of net finance receivables. This completed the acquisition of $1.1 billion in net receivables and other assets representing substantially all of the inventory and retail finance business from Whirlpool Finance Corporation. The total purchase price was $1.3 billion in cash subject to post closing adjustments. Management has established an allowance for losses equal to 2.64% of net commercial finance receivables outstanding as of June 30, 1998 compared to 2.35% at December 31, 1997.

     Delinquent receivables are defined as instalments for inventory finance and asset based lending receivables more than 60 days past due and the outstanding loan balance for all other receivables over 60 days past due. Delinquent receivables were $47.1 million (1.12% of receivables outstanding) at June 30, 1998 compared to $18 million (0.48% of receivables outstanding) at December 31, 1997. The increase in delinquent receivables at June 30, 1998 was primarily due to the inclusion of the insurance premium finance receivables which were reported as assets held for sale at December 31, 1997, and the receivables of the new retail lending operation. Delinquent insurance premium finance receivables at December 31, 1997 were $14.2 million.

     Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent for non credit card receivables or sooner if it appears doubtful they will be fully collectible. Nonearning receivables on revolving credit card accounts included in retail are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due accounts are collected. Nonearning receivables were $50.7 million (1.21% of receivables outstanding) at June 30, 1998 compared to $26.4 million (0.71% of receivables outstanding) at December 31, 1997. The increase in nonearning receivables at June 30, 1998 was primarily due to the inclusion of the insurance premium finance receivables which were reported as assets held for sale at December 31, 1997 and an increase in distribution finance nonearning receivables. Nonearning insurance premium finance receivables at December 31, 1997 were $7.5 million.

Leasing

         Leasing net income for the first half and second quarter of 1998 was $30.2 million and $15 million compared to $27.3 million and $12 million for the first half and second quarter of 1997. Leasing income, before the amortization of goodwill, was $31.2 million and $15.6 million in the first half and second quarter of 1998 compared to $28.3 million and $12.5 million in the corresponding periods of 1997.

         Leasing income, before the amortization of goodwill, for the first half and second quarter of 1998, increased $2.9 million (10%) and $3.1 million (24%) versus the first half and second quarter of 1997. Higher earnings for both the first half and second quarter resulted primarily from lower operating and ownership costs for standard containers attributable to the accelerated disposition of equipment in line with a fleet downsizing initiative. Chassis earnings were also favorable due to more units on hire from both increased utilization and a larger fleet mainly associated with an increased demand for chassis used with U.S. domestic containers. Partially offsetting the earnings increases were lower earnings in rail trailers due to fewer units on hire associated with the continued decline in the demand for this equipment type.

         Revenue for the first half of 1998 decreased $4.5 million (1%) versus the first half of 1997 and was approximately the same level for the second quarter of 1998 compared to the second quarter of 1997. The revenue decrease was due to less units on-hire for standard containers associated with continued weak market conditions and a smaller fleet size and less on-hire rail trailers from accelerated equipment sales. Offsetting these decreases were increased revenues from more chassis on-hires due to favorable U.S. market conditions for this equipment and more on-hire European trailers due to the continued growth of this product.

     Expenses for the first half and second quarter of 1998 decreased $9.6 million (3%) and $5.4 milion (3%) over the corresponding 1997 periods, mainly due to lower ownership and operating costs associated with smaller standard containers and rail trailers fleets. Offsetting these decreases were increased expenses associated with Year 2000 information technology expenditures and from the expansion of our European trailer operations.

         The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 79% for both the first half and second quarter of 1998 compared to 78% for both the first half and second quarter of 1997. Rail trailer utilization was 79% and 80% for the first half and second quarter of 1998 compared to 83% for both the first half and second quarter of 1997. European trailer utilization was 90% and 91% for the first half and second quarter of 1998 compared to 91% and 92% for the first half and second quarter of 1997.

Other

     Other operating results for the six months and second quarter of 1998 decreased $9.1 and $5.1 million as compared to the same periods of 1997. These decreases primarily resulted from the Company's method of allocating interest expense among its subsidiaries and itself.

Discontinued operations

         In the first six months and second quarter of 1998, results from discontinued operations were break even. In the first six months and second quarter of 1997, income from discontinued operations was $275 million, which consisted entirely of net gains from the sale of the branch based consumer lending operations.

Comprehensive Income

     In accordance with Financial Accounting Standard No. 130, Reporting Comprehensive Income, comprehensive income for the six months ended June 30, 1998 and 1997 comprised:




                                                       Six months ended June 30,         Three months ended June 30,
                                                         1998        1997                  1998              1997


Net income                                            $  64.2     $  341.2               $  36.7            $ 306.1
Other comprehensive income, net of tax:
    Unrealized gains (losses) from
    investments marked to fair value:
        Unrealized holding gains (losses) on
        fixed maturities arising during period                         -                                        -
        Less:  reclassification adjustment
        for gains included in net income                              (2.7)                                    (2.7)
    Foreign currency translation adjustments              2.1         (9.5)                  4.8               (3.9)
                                                      -------     --------               -------            -------
Comprehensive income                                  $  66.3     $  329.0               $  41.5            $ 299.5
                                                      =======     ========               =======            =======



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

         Derivative financial instruments with a notional amount of $1.2 billion at June 30, 1998 and $1.3 billion at December 31, 1997 and designated as hedges of the Company's liabilities were outstanding.

         While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At June 30, 1998, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of the Company's liability hedges at June 30, 1998 and December 31, 1997 was a net benefit of $48.2 million and $39.7 million comprising agreements with aggregate gross benefits of $49.8 million and $40.7 million and agreements with aggregate gross obligations of $1.6 million and $1 million.

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



Date:    August 4, 1998