Form 10-Q
period 1998-09-30
TRANSAMERICA FINANCE CORP
filed 1998-11-16
CIK 99193

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1998

Commission File Number 1-6798

                               ------------------


                        TRANSAMERICA FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                         95-10977235
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                              600 Montgomery Street
                         San Francisco, California 94111
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (415) 983-4000
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Number of shares of Common Stock, $10 par value, outstanding as of close of business on October 31, 1998: 1,464,285.

TRANSAMERICA FINANCE CORPORATION

                                    FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

         The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company") for the periods ended September 30, 1998 and 1997, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended December
31, 1997. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Company's businesses.

                                    * * * * *

         Effective January 1, 1998, the Company adopted the provisions of American Institute of Certified Public Accountants Statement of Position No. 98-1 which requires, among other things, that payroll costs incurred in the development of computer software systems be capitalized. The effect of adoption on consolidated income for the nine months and three months ended September 30, 1998 was immaterial.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative contracts, and for hedging activities. The Company is required to adopt this statement as of January 1, 2000. The effect on the Company's financial statements of adopting this standard is uncertain at this time.

         The consolidated ratios of earnings to fixed charges were computed by dividing income from continuing operations before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor.


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                -----------------

                           CONSOLIDATED BALANCE SHEET

                   (Amounts in millions except for share data)


                                                               September 30,        December 31,
                                                                   1998                1997


Assets:
Cash and cash equivalents                                        $     41.3         $     70.1
Finance receivables                                                 5,586.3            4,333.4
Less unearned fees ($389.5 in 1998 and
        $340.8 in 1997) and allowance for losses                      511.1              430.1
                                                                 ----------         ----------

                                                                    5,075.2            3,903.3
Property and equipment,  less  accumulated
    depreciation of $1,268.5 in 1998 and
    $1,190.5 in 1997:
            Land, buildings and equipment                              37.2               25.1
            Equipment held for lease                                3,031.5            2,996.5
Goodwill, less accumulated amortization of
    $167.8 in 1998 and $156.2 in 1997                                 394.5              423.0
Assets held for sale                                                   25.7              377.8
Net assets of discontinued operations                                  38.7               40.1
Other assets                                                          751.4              889.6
                                                                 ----------         ----------
                                                                 $  9,395.5         $  8,725.5
                                                                 ==========         ==========


Liabilities and Stockholder's Equity:
Debt:
        Unsubordinated                                           $  6,139.7         $  5,341.5
        Suborodinated                                                 537.2              683.7
                                                                 ----------         ----------

                  Total Debt                                        6,676.9            6,025.2

Accounts payable and other liabilities                                885.4            1,034.7
Income taxes payable                                                  436.0              362.4

Stockholder's equity:
    Preferred stock - authorized, 250,000 shares
        without par value: none issues
    Common stock - authorized, 2,500,000 shares of
        $10 par value; issued and outstanding
        1,464,285 shares                                               14.6               14.6
    Additional paid-in capital                                      1,378.9            1,300.9
    Retained earnings                                                   4.5
    Component of other cumulative
        comprehensive income:
        Foreign currency translation adjustments                       (0.8)             (12.3)
                                                                 ----------         ----------
                  Total Stockholder's Equity                        1,397.2            1,303.2
                                                                 ----------         ----------
                                                                 $  9,395.5         $  8,725.5
                                                                 ==========         ==========


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                             ----------------------

                        CONSOLIDATED STATEMENT OF INCOME

                              (Amounts in millions)



                                                                 Nine months ended           Three months ended
                                                                   September 30,                September 30,
                                                               1998            1997         1998           1997

REVENUES
Finance charges and other fees                               $     513.6   $    376.6   $   170.6      $   127.0
Leasing revenues                                                   548.5        565.3       181.5          194.8
Other                                                               71.9         50.5        28.2           14.9
                                                             -----------   ----------   ---------      ---------
        Total revenues                                           1,134.0        992.4       380.3          336.7

EXPENSES
Interest and debt expense                                          279.9        254.2        91.6           87.9
Depreciation on equipment held for lease                           207.1        205.6        70.6           70.4
Salaries and other operating expenses                              452.2        358.4       151.5          118.6
Provision for losses on receivables                                 37.7         10.2        12.7            2.7
                                                             -----------   ----------   ---------      ---------
        Total expenses                                             976.9        828.4       326.4          279.6

Income before income taxes                                         157.1        164.0        53.9           57.1
Income taxes                                                        59.8         62.9        20.8           22.2
                                                             -----------   ----------   ---------      ---------
                                                                    97.3        101.1        33.1           34.9
Income from continuing operations
Income from discontinued operations                                             276.1                        1.1
                                                             ----------    ----------   ---------     ----------

Net Income                                                   $     97.3    $    377.2   $    33.1      $    36.0
                                                             ==========    ==========   =========      =========

Ratio of earnings to fixed charges                                 1.53          1.60
                                                                   ====          ====




                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                -----------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                              (Amounts in millions)


                                                                                     Nine months ended
                                                                                       September 30,
                                                                                    1998            1997

OPERATING ACTIVITIES
Net income from continuing operations                                           $      97.3     $     101.1
Adjustments to reconcile income from continuing
     operations to net cash provided by operating activities:
         Depreciation and amortization                                                224.6           221.1
         Provision for losses on receivables                                           37.7            10.2
         Amortization of discount on long-term debt                                     9.2             8.8
         Change in accounts payable and other liabilities                            (141.2)          169.8
         Change in income taxes payable                                                78.5            39.8
         Other                                                                        222.4          (256.7)
                                                                                -----------     -----------
Net cash provided by operating activities                                             528.5           294.1

INVESTING ACTIVITIES
Finance receivables originated                                                    (15,918.0)      (16,185.3)
Finance receivables collected                                                      15,342.1        15,967.7
Purchase of property and equipment                                                   (300.9)         (265.9)
Sales of property and equipment                                                        83.7            91.8
Proceeds from the sale of and cash
     transactions with discontinued operations                                          4.4         4,176.2
Purchase of finance receivables from Whirlpool Finance Corporation                   (386.4)
Other                                                                                   (.2)         (246.9)
                                                                                -----------     -----------
Net cash provided (used) by investing activities                                   (1,175.3)        3,537.6

FINANCING ACTIVITIES
Proceeds from debt financing                                                        1,776.4         3,266.7
Payment of debt                                                                    (1,143.6)       (6,608.6)
Capital contributions from parent                                                      78.0
Cash dividends paid                                                                   (92.8)         (859.2)
                                                                                -----------     -----------

Net cash provided (used) by financing activities                                      618.0        (4,201.1)
                                                                                -----------     -----------

Decrease in cash and cash equivalents                                                 (28.8)         (369.4)
Cash and cash equivalents at beginning of year                                         70.1           398.5
                                                                                -----------     -----------
     Cash and cash equivalents at end of period                                 $      41.3     $      29.1
                                                                                ===========     ===========




                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                -----------------

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                              (Amounts in millions)


                                            Nine months ended
                                              September 30,
                                           1998             1997


Balance at beginning of year             $    0         $  117.7
Net income                                   97.3          377.2
Dividends                                   (92.8)        (494.9)
                                         --------       --------

Balance at end of period                 $    4.5       $    0
                                         ========       ========







Item 2.  Management's Narrative Analysis of Results of Operations


                     REVENUES AND INCOME BY LINE OF BUSINESS
                              (Amounts in millions)



                                                 Nine months ended September 30,                   Third Quarter
                                                  Revenues               Income                       Income
                                               1998      1997       1998       1997               1998       1997


Commercial lending                          $   511.4   $ 361.4    $  72.3    $  63.1            $  25.3    $  21.2
Leasing                                         608.5     619.0       44.7       45.6               13.5       17.3
Other                                            14.1      12.0       (8.4)       2.0               (1.7)      (0.4)
Amortization of goodwill                                             (11.3)      (9.6)              (4.0)      (3.2)
                                                        -------    -------    -------            -------    -------
Total revenues and income
     from continuing operations             $ 1,134.0   $ 992.4    $  97.3    $ 101.1            $  33.1    $  34.9
                                            =========   =======    =======    =======            =======    =======


Commercial Lending

         Commercial lending net income for the first nine months and third quarter of 1998 was $62.6 million and $21.8 million compared to $55.1 million and $18.5 million for the comparable periods of 1997. Commercial lending income, before the amortization of goodwill, for the first nine months and third quarter of 1998 increased $9.2 million (15%) and $4.1 million (19%) from 1997's first nine months and third quarter. Higher margins due to higher average net receivables outstanding contributed to increased profits and more than offset increased operating expenses and provision for losses on receivables.

         Revenues in the first nine months and third quarter of 1998 increased $150 million (42%) and $48.5 million (40%) over the corresponding 1997 periods. Revenues rose in the 1998 periods principally due to higher servicing and other income on securitized receivables and higher average net receivables outstanding attributable to growth.

         Interest expense increased $18.7 million (15%) and $3.7 million (8%) in the first nine months and third quarter of 1998 primarily due to higher average debt levels needed to support receivables growth and higher average interest rates during the first half of 1998. Operating expenses for the first nine months and third quarter of 1998 increased $92.1 million (73%) and $29.9 million (70%) primarily as a result of higher levels of business volume and outstanding receivables and the integration of the Whirlpool Financial operations. The provision for losses on receivables for the first nine months and third quarter of 1998 increased $27.5 million (268%) and $10 million (369%) from the corresponding 1997 periods principally as a result of higher credit losses in the retail portfolio and additional provisions in the first and third quarters of 1998 on the insurance premium finance portfolio. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.70% for the first nine months and 0.73% for the third quarter of 1998 compared to 0.14% and 0.12% for the comparable periods of 1997.

         Net commercial finance receivables outstanding increased $1.1 billion (32%) from December 31,1997. The increase in receivables was largely the result of continued growth in the business credit portfolio, the decision not to sell the insurance premium finance operation and reclassification of those receivables from assets held for sale to finance receivables, and the acquisition during the first half of 1998 of the retail finance business and the remaining international assets from Whirlpool Financial Corporation which amounted to $387 million of net finance receivables. This completed the acquisition of $1.1 billion in net receivables and other assets representing substantially all of the inventory and retail finance business from Whirlpool Financial Corporation. Management has established an allowance for losses equal to 2.43% of net commercial finance receivables outstanding as of September 30, 1998 compared to 2.35% at December 31, 1997.

         Delinquent receivables are defined as the instalment balance for inventory finance and business credit asset based lending receivables more than 60 days past due and the receivable balance for all other receivables over 60 days past due. Delinquent receivables were $44.8 million (0.91% of receivables outstanding) at September 30, 1998 compared to $18 million (0.48% of receivables outstanding) at December 31, 1997. The increase in delinquent receivables at September 30, 1998 was primarily due to the inclusion of the insurance premium finance receivables which were reported as assets held for sale at December 31,1997, and the receivables of the new retail lending operation. Delinquent insurance premium finance receivables at December 31,1997 were $14.2 million.

         Nonearning receivables are defined as balances from borrowers that are over 90 days delinquent for non credit card receivables or at such earlier time as full collectibility becomes doubtful. Nonearning receivables on revolving credit card accounts included in retail are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due accounts are collected. Nonearning receivables were $48.7 million (0.99% of receivables outstanding) at September 30, 1998 compared to $26.4 million (0.71% of receivables outstanding) at December 31, 1997. The increase in nonearning receivables at September 30,1998 was primarily due to the inclusion of the premium finance receivables which were reported as assets held for sale at December 31,1997 and the receivables of the new retail lending operation. Nonearning insurance premium finance receivables at December 31,1997 were $7.5 million.

Leasing

         Leasing net income for the first nine months and third quarter of 1998 was $43.2 million and $13 million compared to $44 million and $16.7 million for the first nine months and third quarter of 1997. Leasing income, before the amortization of goodwill, was $44.7 million and $13.5 million in the first nine months and third quarter of 1998 compared to $45.6 million and $17.3 million for the corresponding periods of 1997.

         Leasing income, before the amortization of goodwill, decreased $900,000 (2%) and $3.8 million (22%) for the first nine months and third quarter of 1998 compared to the corresponding periods of 1997. Lower earnings in the third quarter of 1998 were primarily due to lower per diem rates and fewer on hire standard and reefer containers due to continued weak demand for this equipment type. European trailer results were also lower due to increased operating expense from a larger rental fleet. Partially offsetting these decreases was an increase in chassis performance associated with demand for chassis used for domestic container transportation.

         Revenue for the first nine months and third quarter of 1998 decreased $10.5 million (2%) and $6 million (3%) compared to the corresponding periods of 1997. Revenue was lower for standard containers due to a smaller fleet attributable to accelerated equipment disposition and from lower per diem rates. Rail trailer revenues were lower due to fewer units on hire associated with the continued decline in the demand for this equipment type and refrigerated container revenue was lower due to lower utilization and per diem rates. Partially offsetting these decreases were increased revenues due to more units on hire attributable to larger fleets for tank containers, chassis, domestic containers and European trailers.

         Expenses for the first nine months and third quarter of 1998 decreased $9.9 million (2%) and $300,000 (less than 1%) compared to the corresponding periods for 1997. Decreases in ownership expenses for standard containers and rail trailers attributable to smaller fleets were partially offset by increased ownership expenses attributable to larger fleets of tank containers, chassis, domestic containers and European trailers. Selling and administrative expenses increased in the 1998 periods primarily from expansion of the European trailer business and increased Year 2000 information technology expenditures.

         The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 79% for both the first nine months and third quarter of 1998 compared to 78% and 79% for the first nine months and third quarter of 1997. Rail trailer utilization was 81% and 84% for the first nine months and third quarter of 1998 compared to 83% and 84% for the first nine months and third quarter of 1997. European trailer utilization was 89% and 86% for the first nine months and third quarter of 1998 compared to 91% and 90% for the first nine months and third quarter of 1997.

Other

         Other operating results for nine months and third quarter of 1998 decreased $10.4 million and $1.3 million as compared to the same periods of 1997. These decreases primarily resulted from the Company's method of allocating interest expense among its subsidiaries and itself.

Discontinued Operations

         In the first nine months and third quarter of 1998, results from discontinued operations were break even. In the first nine months and third quarter of 1997, income from discontinued operations was $276.1 million, which consisted principally of net gains from the sale of the branch based consumer lending operations.

Comprehensive Income

         In accordance with Financial Accounting Standard No. 130, Reporting Comprehensive Income, comprehensive income for the nine months ended September 30, 1998 and 1997 comprised:


                                                               Nine months ended        Three months ended
                                                                 September 30,             September 30,
                                                               1998         1997         1998        1997

Net Income                                                   $  97.3     $  377.2      $  33.1     $  36.0
Other comprehensive income, net of tax:
    Unrealized gains (losses) from investments
    marked to fair value:
        Unrealized holding gains (losses) on
        fixed maturities arising during period                                            --          --
        Less:  reclassification adjustment
        for gains included in net income                                     (2.7)                    --
    Foreign currency translation adjustments                    11.5         (4.8)         9.4         4.7
                                                             -------     --------      -------     -------
Comprehensive income                                         $ 108.8     $  369.7      $  42.5     $  40.7
                                                             =======     ========      =======     =======

Derivatives

         The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from the Company's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specified periods. In the normal course of its operations, the Company hedges some of its interest rate risk with derivative financial instruments. These derivatives comprise primarily interest rate swap agreements

         Derivative financial instruments with a notional amount of $1.4 billion at September 30, 1998 and $1.3 billion at December 31, 1997 and designated as hedges of the Company's liabilities were outstanding.

         While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At September 30, 1998, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of the Company's liability hedges at September 30, 1998 and December 31, 1997 was a net benefit of $94 million and $39.7 million comprising agreements with aggregate gross benefits of $97.3 million and $40.7 million and agreements with aggregate gross obligations of $3.3 million and $1 million.

Year 2000 Issue

         The Company has developed a plan to modify its information systems technology to recognize the Year 2000. The Company's project to address the Year 2000 issue includes ensuring the readiness of its business applications, operating systems and hardware on mainframes, personal computers and wide and local area networks. The project also addresses issues related to non-information technology embedded software and equipment, the readiness of key business partners and updating business continuity plans.

         External consultants with expertise in reviewing project management and oversight activities for Year 2000 remediation plans were engaged to conduct a review of the Company's Year 2000 readiness plans during the second quarter of 1998. The Company has also engaged experts to assist in developing work plans and cost estimates and to complete remediation activities.

         The project has four phases: (1) problem determination, (2) planning and resource acquisition, (3) remediation and (4) testing and acceptance. During phase one, the Company determined the size and scope of the problem and prepared an inventory of the hardware, software, interfaces and other items that may be affected. Software code was scanned. Third parties were contacted to determine the status of their efforts. During phase two, the Company assessed the risks and decided whether to fix, replace, discard, or test the items identified in the inventory then, if necessary, prepared a project plan and allocated appropriate resources. Phase three covers remediation where date occurrences in internally maintained systems are analyzed and corrected. Software and hardware are replaced where necessary. Operating systems that interface with outside parties are examined in more detail and modified if required. Phase four includes testing and acceptance of software, hardware, third party interfaces and related items to ensure they will work in a number of different Year 2000 scenarios.

         The most significant categories of outside parties to the Company are financial institutions, software vendors, third party service providers and utility providers (gas, electric and telecommunications). The Company's assessment of its key business partners is in the preliminary stages. Surveys have been mailed, follow up contacts are underway and strategies are being developed to address issues as they are identified. This effort is expected to continue well into 1999.

         Following is the status of the Company's Year 2000 compliance efforts for critical systems at each of its business segments.

         The commercial lending operation had completed a significant portion of the remediation phase as of September 30, 1998. It expects the remaining work to be concluded by the end of 1998. As of September 30, 1998, testing had commenced and is expected to be substantially finished by March 1999. The commercial lending operations systems in Europe, which affects a small percentage of the business, will be remediated and tested in 1999.

     The leasing operation had significantly completed the remediation phase as of September 30, 1998. Testing was well underway as of September 30, 1998, and is expected to be substantially completed by the end of 1998. In addition to the systems being remediated, the customer service, fleet management and equipment repair and maintenance system is scheduled for replacement in 1999.

         The projected total cost associated with required modifications to become ready for the Year 2000 is between $7 million and $10 million, which is being expensed as incurred. At this time there can be no assurance that these estimates will not be exceeded. Actual results may differ significantly from those projected. Some factors that may cause actual expenditures to differ include the availability and cost of trained personnel and the ability to locate and correct all relevant computer problems. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The total amount expended on the project through September 30, 1998, was $4.6 million. The Company does not expect the project to have a significant effect on its financial condition or results of operations.

         The Company believes it will achieve Year 2000 readiness; however, the size and complexity of its systems and the need for them to interface with other systems internally and with those of its customers, vendors, partners, and other outside parties, create the possibility that some of its systems may experience Year 2000 problems. Specific factors that give rise to this concern include a possible loss of qualified resources, failure to identify and remediate all affected systems, noncompliance by third parties whose systems and operations interface with the Company's systems and other similar uncertainties. The Company is developing contingency plans to minimize any potential disruptions to operations, especially from externally interfaced systems over which it has limited or no control.

Euro Conversion

         The Company conducts business in a number of the European countries that are converting to a common currency, the "euro," as of January 1, 1999. The Company has evaluated the potential impact of the Euro conversion on its operations. Its evaluation considered competitive position, potential information technology and currency risks, derivative and financial instrument exposure, continuity of contracts and taxation. As a result of this evaluation, the Company is in the process of upgrading those information systems necessary to support transactions denominated in the euro. The Company derived revenues from the group of eleven countries converting to the euro of $65.7 million and $21.8 million for the nine and three month periods ended September 30, 1998 and had total assets in these countries of $424.5 million at September 30, 1998. The Company does not anticipate that the euro conversion will have a material impact on its financial condition or results of operations.

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

Date:    November 13, 1998