Form 10-K
period 1998-12-31
TRANSAMERICA FINANCE CORP
filed 1999-03-30
CIK 99193

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998        Commission file number 1-6798


                        TRANSAMERICA FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                            95-1077235
-------------------------------                           --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


600 Montgomery Street, San Francisco, California                  94111
-----------------------------------------------           --------------------
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (415) 983-4000

          Securities registered pursuant to Section 12(b) of the Act:


    Title of each class                Name of each exchange on which registered
------------------------------         -----------------------------------------
81/2% Notes Maturing at                        New York Stock Exchange
Holder's Option Annually
on July 1 and due July 1, 2001


7.10% Senior Quarterly
Interest Bonds due 2028                        New York Stock Exchange


        Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes. [ ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All of the outstanding shares of the registrant's capital stock are owned by Transamerica Corporation.

Number of shares of common stock, $10 par value, outstanding as of the close of business on March 5, 1999: 1,464,285.

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                           TABLE OF CONTENTS

                                                                            Page
Part I:
      Item 1.    Business...................................................   3
      Item 2.    Properties.................................................   9
      Item 3.    Legal Proceedings..........................................  10
      Item 4.    Submission of Matters to a Vote of
                   Security Holder..........................................  10

Part II:
      Item 5.    Market for Registrant's Common Equity
                   and Related Stockholder Matters..........................  10
      Item 6.    Selected Financial Data....................................  10
      Item 7.    Management's Narrative Analysis of
                   Results of Operations....................................  10
      Item 7A.   Quantitative and Qualitative Disclosures
                   About Market Risk........................................  10
      Item 8.    Financial Statements and Supplementary Data................  10
      Item 9.    Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure ..................  10

Part III:
      Item 10.   Directors and Executive Officers of
                   the Registrant...........................................  10
      Item 11.   Executive Compensation.....................................  10
      Item 12.   Security Ownership of Certain Beneficial
                   Owners and Management....................................  10
      Item 13.   Certain Relationships and Related Transactions.............  10

Part IV:
      Item 14.   Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K..................................  11

                                     PART I
ITEM 1. BUSINESS

The Company

       Transamerica Finance Corporation is a wholly owned subsidiary of Transamerica Corporation. Transamerica Corporation ("Transamerica") is a financial services organization which engages primarily through its subsidiaries in life insurance, commercial lending, leasing and real estate services. Transamerica Finance Corporation includes Transamerica's commercial lending and leasing operations. Unless the context indicates otherwise, the terms "Company" and "Registrant" as used herein refer to Transamerica Finance Corporation and its subsidiaries.

       On February 18, 1999, Transamerica announced that it had signed a merger agreement with AEGON N.V. (AEGON) providing for AEGON's acquisition of all of Transamerica's outstanding common stock for a combination of cash and AEGON stock worth $9.7 billion. The merger is expected to close during the summer of 1999.

       Effective January 1, 1998, principally through its indirect subsidiary Transamerica Distribution Finance Corporation, Transamerica Finance Corporation completed the acquisition of substantially all of the inventory and retail finance businesses of Whirlpool Financial Corporation for a total purchase price of $1.3 billion in cash. A definitive agreement for the acquisition was originally announced on September 18, 1997. The assets acquired consisted of approximately $1.1 billion of net receivables and other assets of Whirlpool's inventory financing, retail financing and international factoring businesses, as well as Whirlpool Financial National Bank, a credit card bank. Funds for the purchase of the assets were provided by short term borrowings and cash from operations.

       Effective June 30, 1997, a merger was effected between Transamerica Finance Corporation and its immediate parent, Transamerica Finance Group, Inc., in which Transamerica Finance Corporation was the surviving corporation. Among other things, the merger resulted in the contribution by Transamerica Finance Group, Inc. of its investment in the insurance premium finance business along with several other small subsidiaries to the Company. The transfer was accounted for as a pooling of interest.

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

       On October 14, 1996, the Company acquired all of the outstanding shares of Trans Ocean Ltd., a closely held container leasing company, in exchange for
3.2 million shares ($112.7 million) of Transamerica common stock.

       The Company provides funding for its subsidiaries' commercial lending and leasing operations. Capital is allocated among the operations on the basis of expected returns, the potential for creating shareholder value and the capital needs of the operations. The Company's principal assets are finance receivables and equipment held for lease, which totaled a combined $9.3 billion at December 31, 1998 and $6.9 billion at December 31, 1997. The Company's total notes and loans payable were $7.8 billion at December 31, 1998 and $6 billion at December 31, 1997. Variable rate debt was $4.5 billion at December 31, 1998 compared to $3.5 billion at December 31, 1997. The ratio of debt to tangible equity was 6.3:1 at December 31, 1998 and 6.5:1 at December 31, 1997. Tangible equity is defined as total equity less goodwill plus minority interest.

       The Company offers publicly, from time to time, senior or subordinated debt securities. Public debt issued totaled $1.9 billion in 1998, $120 million in 1997 and $688 million in 1996. Under a shelf registration statement filed in December 1998 with the Securities and Exchange Commission the Company may offer up to $4 billion of senior or subordinated debt securities (which may include medium term notes) with varying terms, none of which had been issued at December 31, 1998. For a further discussion regarding borrowing operations and related use of derivatives, see Note C of Notes To Financial Statements included in Item 8.

       Liquidity is a characteristic of the Company's operations since a significant portion of the assets consist of short term finance receivables. Principal cash collections of finance receivables totaled $21.2 billion in 1998, $16.9 billion in 1997 and $12.9 billion in 1996.

Business Segment Information

       See "Note K - Business Segment Information" in the financial statements included in Item 8 for business segment information.

       The Company's business activities are more fully described below.

Commercial Lending

         The commercial lending business operates from 70 branch lending offices located in the United States (58), Canada (4) and Europe (8). The activities of the commercial lending business are discussed below.

         The product offerings of the distribution finance operation of commercial lending include inventory financing, trade receivable servicing and funding, accounts receivable financing, vendor leasing, retail consumer financing, commercial collection services, credit insurance brokerage, international financing and border to border financing. After initial review of the borrower's credit worthiness, the ongoing management of credit risk includes various monitoring techniques, such as periodic physical inventory checks, monitoring of the borrower's sales and quality of collateral and reviewing customer compliance with financial covenants. In inventory financing, repurchase agreements are generally maintained with manufacturers which provide a degree of security in the event of a repossession.

         The business credit operation of commercial lending provides asset-based loans and equipment financing to middle-market customers, as well as revolving and term loans to early stage technology companies. The asset-based lending activities consist of secured, primarily revolving, loans to manufacturers, retailers, and selected service businesses, as well as other financial services companies. These loans are collateralized and consist of retained credit lines typically from $5 million to $40 million with terms ranging from three to five years. Advances under asset-based loans are limited to specific percentages of the borrowers' eligible collateral. Credit risk is managed by monitoring the quality of the collateral, the borrowers' financial performance, and compliance with financial covenants. The equipment financing activities include collateralized loans and leases, primarily to middle-market manufacturing, transportation and other service companies, secured by equipment essential to the borrowers' businesses. Credit risk in the equipment finance business is managed through rigorous underwriting and transaction structuring. Loans are structured to amortize at a rate that is faster than the term over which the underlying equipment is expected to depreciate. Leases are also structured with guaranteed residuals or are recorded using conservative estimates of the projected fair market value of the collateral at lease expiration. Technology financing consists of term and revolving loans to growing companies in the life sciences and specialized electronics industries to finance research and development, manufacturing and other business activities. All loans are secured and are underwritten based on the strength and viability of the customers' technology, which is evaluated with the help of industry experts and other advisors retained by the business credit unit.

         The relatively short-term nature of the company's financings enables the commercial lending business to adjust its finance charges in response to competitive factors and changes in its costs. The interest rates at which the commercial lending business borrows funds generally move more quickly than the rates at which it lends to customers. As a result, in rising interest rate environments, margins are normally compressed until changes in the prime lending rates are effected. Conversely, in declining interest rate environments, margins are generally enhanced.

         In 1997, the commercial lending operation announced that it intended to sell its insurance premium finance operation and reclassified the insurance premium finance receivables to assets held for sale. In early 1998 management decided not to proceed with such sale. Accordingly, the insurance premium finance receivables were transferred back to finance receivables on the balance sheet.

         During 1998, the commercial lending operation securitized $600 million of distribution finance floorplan finance receivables and $200 million of business credit equipment loans and leases. In 1997 the distribution finance operation securitized $1.5 billion of floorplan finance receivables.

         On December 31, 1997, the ongoing mortgage lending operation that remained from the former consumer lending segment, which was sold on June 23, 1997, was contributed to commercial lending. Receivables, net of unearned finance charges, increased from $107.6 million at December 31, 1997 to $320.8 million (198%) at December 31, 1998.

         During 1995, the commercial lending operation also entered into a three-year arrangement in which it securitized a $475 million participation interest in a pool of its insurance premium finance receivables. This amount was reduced by $100 million to $375 million during 1997. At December 31, 1998, $360 million of securitized insurance premium finance receivables remained outstanding.

         The commercial lending industry is highly competitive and has seen increasing numbers of new market entrants. In addition to competition from other finance companies, there is competition from captive finance subsidiaries of manufacturing companies and commercial banks. The commercial lending business competes by offering a variety of financing products, superior customer service including prompt credit review, and competitive pricing.

         The following table sets forth certain statistical information relating to the commercial lending operation's finance receivables for the years indicated. The table does not include the receivables of the insurance premium finance operation as of December 31, 1997. At that date those receivables were classified as assets held for sale.



                                                                              Years Ended December 31,
                                                                     ----------------------------------------
                                                                         1998          1997          1996
                                                                      ---------     ----------    ----------

                                                                           (Dollar amounts in millions)
Volume  of finance receivables acquired:
    Distribution finance (1) ......................................   $ 15,720.4    $ 12,415.8    $  8,315.6
    Business credit (2) ...........................................      6,512.1       4,855.6       5,321.6
    Retail (3) ....................................................      1,130.8
    Other .........................................................                                      0.1
                                                                      ----------    ----------    ----------

        Total .....................................................   $ 23,363.3    $ 17,271.4    $ 13,637.3
                                                                      ==========    ==========    ==========

Finance receivables outstanding at end of year:
    Distribution finance (4) ......................................   $  2,220.5    $  2,081.1    $  2,530.9
    Business credit (5) ...........................................      3,096.1       1,541.4       1,263.0
    Retail (3)  ...................................................        717.0         109.2
    Other .........................................................                                      3.2
                                                                      ----------    ----------    ----------
                                                                         6,033.6       3,731.7       3,797.1

    Less unearned finance charges (5) .............................        330.3         199.3         142.0
                                                                      ----------    ----------    ----------

    Net finance receivables - owned ...............................      5,703.3       3,532.4       3,655.1
    Net finance receivables securitized, sold and serviced (6) ....      2,988.0       1,810.7         474.3
                                                                      ----------    ----------    ----------

    Net finance receivables owned and serviced ....................   $  8,691.3    $  5,343.1    $  4,129.4
                                                                      ==========    ==========    ==========

Allowance for losses at end of year (7) (8) .......................   $    141.7    $     98.6    $     82.5
Ratio to outstandings less unearned finance charges:
    Owned .........................................................        1.99%         2.35%         2.22%
    Owned and serviced ............................................        1.63%         1.85%         2.00%
Provision for credit losses charged to income (9)  ................   $     49.8    $     16.2    $     10.2

Credit losses (net of recoveries) (9)  ............................   $     34.2    $     10.1    $      5.2
Ratio to average net finance receivables outstanding:
        Owned .....................................................        0.77%         0.25%         0.16%
        Owned and serviced ........................................        0.48%         0.22%         0.14%






----------
(1) The increases were primarily due to aggressive sales and marketing in most of the product lines financed and the addition in 1997 of $888 million in gross receivables from the acquisition of the inventory finance and international factoring businesses from Whirlpool Finance Corporation.
(2) The increase in 1998 was primarily due to increased sales in the asset based lending, equipment finance and lease, and technology finance divisions.
(3) The 1998 volume amount includes $334.1 million of gross receivables acquired from Whirlpool Finance Corporation in January 1998. The December 31, 1997 receivables amount represents the residual ongoing assets from the discontinued consumer lending segment.
(4) The 1998 increase was due to the aggressive sales and marketing referred to above which was significantly offset by the securitization of $600 million of inventory floor plan finance receivables. The 1997 decrease was primarily due to the securitization of $1.5 billion of inventory floor plan finance receivables, which more than offset the $888 million increase of gross finance receivables from the Whirlpool Finance Corporation acquisition.
(5) The increases were primarily due to growth of net receivables in the asset based lending, equipment finance and lease, and technology finance divisions. In 1997, $281 million of insurance premium finance receivables were transferred to assets held for sale in line with a plan to sell the operation in 1998. In early 1998 management decided not to proceed with such sale. Accordingly, the insurance premium finance receivables were transferred back to finance receivables.
(6) The amounts are the balances of securitized receivables outstanding at year end. In 1998, $600 million of distribution finance floorplan receivables and $200 million of equipment loans and leases in business credit were securitized. In 1997, $1.5 billion of distribution finance floorplan receivables were securitized. Amounts serviced by the insurance premium finance business of $375 million were excluded for 1997 following the decision to reclassify the insurance premium finance receivables to assets held for sale. In 1998 and 1996, securitized insurance premium finance receivables of $360 million and $475 million were included in the balances.
(7) Includes allowance for losses on the securitized, sold and serviced portfolio of $28 million in 1998, $15.5 million in 1997 and $1.2 million in 1996 which is reported in other liabilities in the consolidated balance sheet.
(8)  The increases were attributable to receivables growth.
(9) The 1998 increase was primarily due to the addition of the new retail lending operation acquired from Whirlpool Finance Corporation.


                              --------------------

Leasing

         Transamerica Leasing leases, services and manages containers, chassis and trailers throughout the world. The leasing operation is based in Purchase, New York and operates through approximately 430 offices, depots and other facilities in 49 countries. The company specializes in intermodal transportation equipment, which allows goods to travel by road, rail or ship. The company's customers include railroads, steamship lines, distribution companies and motor carriers.

         The leasing operation's fleet of intermodal transportation equipment is one of the largest in the world based on units of equipment available for hire. We provide service, rental and term operating leases through an extensive worldwide network of offices and third party depots and offer a wide variety of equipment used in international and domestic commerce around the world, in the United States and in Europe. We also utilize technology, including our TradexTM On-line Internet capability, to enable customers around the world to book their own on-hire and off-hire transactions. In addition, our leasing operation provides structured financing that enables customers to purchase equipment over time, and an equipment matching service, GreyboxTM Logistic Services, in which we manage containers for customers and broker equipment interchanges among them. The leasing operation's main competitors are other transportation equipment leasing companies and financial institutions. Due to a worldwide oversupply of containers and low new equipment prices, the demand for leased container equipment declined in 1998 and 1997. As a result, a program of accelerated equipment disposal, initiated at the end of 1997, was implemented in 1998. Accordingly, at December 31, 1997, the leasing operation reclassified $96.1 million of revenue earning equipment to assets held for sale of which $2.3 million was still held for sale at December 31, 1998. The oversupply of containers also resulted in decreased per diem rates in 1998 and 1997.

         At December 31, 1998, the leasing operation's fleet consisted of standard twenty and forty foot dry containers and specialized containers such as refrigerated containers, tank containers, high cube, open top and flatrack equipment types, chassis and U.S. domestic containers totaling 826,500 units which are leased to customers from approximately 380 depots worldwide; 26,200 rail trailers leased to all major United States railroads and to roll on/roll off steamship operators, shippers, shipper's agents and regional truckers; and 19,400 over-the-road trailers in Europe.

         The following table sets forth the leasing operation's fleet size, in units, including owned, managed, leased from others and units held for sale:

                                                       As of December 31,
                                              ---------------------------------
                                              1998          1997          1996

    Containers and chassis (1)              826,500        882,100       896,300
    Rail trailers (2)                        26,200         29,900        34,500
    European trailers (3)                    19,400         15,100        10,300
----------
(1) The 1998 decrease was primarily due to the program of accelerated equipment disposition from less desirable logistical locations in response to the worldwide oversupply of units in 1998 and 1997.
(2) The decreases were due to a decline in demand for this type of equipment in favor of domestic container double-stack rail service and from the sale of older units.
(3) The increases reflect expansion in the European trailer operating lease and rental market.

         The percent of the leasing operation's fleet on term lease with commitment periods from one to fifteen years or service contract minimum lease was 56% in 1998, 55% in 1997 and 53% in 1996. The increases reflect the continuing trend toward increasing term and service contract minimum leases.

         The  following   table  sets  forth  the  leasing   operation's   fleet
utilization for the years indicated:

                                                 Years Ended December 31,
                                        ---------------------------------------
                                        1998            1997             1996

    Containers and chassis (1)          79%              79%              81%
    Rail trailers (2)                   83%              85%              82%
    European trailers (3)               88%              92%              92%
----------
(1) Utilization rates have continued to be negatively impacted by the worldwide oversupply of container equipment despite the accelerated equipment disposition program implemented in 1998.
(2) The decrease in 1998 was due to a decline in demand for this type of equipment in favor of domestic container double-stack rail service while the increase in 1997 resulted from a strong U.S. economy and a decline in the overall supply of equipment.
(3) 1998 utilization declined as rental on-hires were negatively affected by the Russian financial crisis and its impact on trade with Western European countries.

                              --------------------

         The following tables set forth the volume of lease finance receivables acquired during the years indicated and the amount of lease finance receivables outstanding at the end of each such year:


                                                                          Year Ended December 31,
                                                                     -------------------------------
                                                                       1998        1997        1996
                                                                     -------     -------     -------
                                                                        (Dollar amount in millions)

         Volume of Lease Finance Receivables
             Acquired :(1)
             Domestic ........................................       $ 173.7     $  24.5     $  46.9
             Foreign .........................................         279.0       110.9       212.1
                                                                     -------     -------     -------
         Total ...............................................       $ 452.7     $ 135.4     $ 259.0
                                                                     =======     =======     =======

  -----------
  (1) The increased volume in 1998 was primarily due to an increase in marketing efforts and investment in the lease finance business.





                                                                         Year Ended December 31,
                                                                    ---------------------------------
                                                                      1998        1997        1996
                                                                    ---------   ---------   ---------
                                                                        (Dollar amount in millions)



        Lease Finance Receivables
            Outstanding :(1)
            Domestic .........................................       $ 155.8     $  37.7     $  37.4
            Foreign ..........................................         563.4       422.5       411.7
                                                                     -------     -------     -------
        Total ................................................       $ 719.2     $ 460.2     $ 449.1
                                                                     =======     =======     =======


---------
(1) The increase in 1998 was due primarily to an increase in marketing efforts and invesmtment in the lease finance business.



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




                                                    Year Ended December 31,
                                               -------------------------------
                                               1998          1997         1996
                                               ----          ----         ----
                                                  (Dollar amount in millions)



         Lease Finance (1)                     0.50%         0.03%        0.10%



---------
(1) The decrease in 1998 and 1997 is due to increased collection efforts by management.


             Certain information regarding credit losses on lease finance receivables for the leasing operation during the years indicated is set forth in the following table:




                                                                           Year Ended December 31,
                                                                     --------------------------------
                                                                     1998          1997          1996
                                                                     ----          ----          ----
                                                                       (Dollar amount in millions)



Provision for credit losses charged to
    income ......................................................   $ 3.2       $  1.9         $  0.7
Credit losses (net of recoveries) ...............................   $ 0.0       $ (0.3)        $ (0.3)

Ratio to average net finance receivables
    outstanding .................................................   0.00%         0.00%          0.08%


                            ----------------

Regulation

       Transamerica's commercial lending operation is subject to various state, federal and foreign laws. Depending upon the type of lending, these laws may require licensing and certain disclosures and may limit the amounts, terms and interest rates that may be offered.

Employees

       The Company and its subsidiaries employed approximately 3,600 persons at December 31, 1998.

Return on Assets and Equity

       Certain information regarding the Company's consolidated return on assets and equity, and certain other ratios, are set forth below:

                                                    Years Ended December 31,
                                            ------------------------------------
                                              1998         1997            1996
                                              ----         ----            ----
   Return on assets (1)....................   1.4%         3.5%            0.8%
   Return on equity (2)....................   9.7%        24.9%            5.3%
   Dividend payout ratio (3)...............  65.9%       131.0%          264.8%
   Equity to assets ratio (4)..............  14.8%        14.3%           14.2%

   (1) Net income divided by total average assets (2 point method).
   (2) Net income  divided  by total  average  equity  (2 point  method).
   (3) Cash dividends  declared  divided by net  income.
   (4) Total  average  equity divided by total average assets (2 point method).

Consolidated Ratios of Earnings to Fixed Charges

       The following sets forth the consolidated ratios of earnings from continuing operations to fixed charges for each of the five years ended December 31, 1998.

                               Years Ended December 31,
           ---------------------------------------------------------
           1998         1997          1996         1995         1994
           ----         ----          ----         ----         ----
           1.52         1.51          1.68         1.70         1.66

       The ratios were computed by dividing income from continuing operations before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense, and one-third of rent expense, which approximates the interest factor.

ITEM 2.  PROPERTIES

       See Note J of Notes to Financial Statements included in Item 8.

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

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Omitted in accordance with General Instruction I. See "Management's Narrative Analysis of Results of Operations" following the Notes to Financial Statements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The response to this item is set forth in "Market Risk" and "Interest Rate Risk" in "Management's Narrative Analysis of Results of Operations" following the Notes to Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The response to this Item is submitted in a separate section of this report (see page F-1).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Omitted in accordance with General Instruction I.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)   (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report (see page F-1).

             (3)  List of Exhibits:

                  3(i) Transamerica Finance Corporation Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of Delaware on February 19, 1991 (incorporated by reference to Exhibit 3.1a to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1990).

                  3(ii) Transamerica Finance Corporation By-Laws, as amended, last amendment--February 19, 1991 (incorporated by reference to Exhibit 3(ii) to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1994).

                  4.1 Indenture dated as of April 1, 1991 between Registrant and Harris Trust and Savings Bank, as Trustee
                         (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3 (File No.33-40236) as filed with the Commission on August 16, 1991).

                  4.2*

                  10.1 Stock Purchase Agreement by and among Transamerica Corporation, Transamerica Finance Corporation, Transamerica Financial Services Holding Company, Household Acquisition Corp. and Household International, Inc. dated as of May 20, 1997 (incorporated by reference of Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 23,
                         1997).

                  10.2 Asset Purchase Agreement by and among Whirlpool Financial Corporation, Transamerica's Distribution Finance Corporation, Whirlpool Corporation and Transamerica Commercial Finance Corporation, I dated as of September 17, 1997 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 1, 1998).


                  12     Ratio of Earnings to Fixed Charges Calculation.

                  23 Consent of Ernst & Young LLP to the incorporation by reference of their report dated January 22, 1999 in the Registrant's Registration Statement on Form S-3 (File No. 333-69065).

                  24 Power of Attorney executed by the directors of the Registrant.

                  27     Financial Data Schedule.

       (b)    Reports on Form 8-K filed in the fourth quarter of 1998: None

       (c) Exhibits: Certain of the exhibits listed in Item (a) 3 above have been submitted under separate filings, as indicated.

       (d)    Financial Statement Schedules:  The response  to  this  portion of
              Item 14 is submitted as a separate section of this report (see page F-1).

* Pursuant to the instructions as to exhibits, the Registrant is not filing certain instruments with respect to long-term debt since the total amount of securities currently authorized under each of such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

                                    SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRANSAMERICA FINANCE CORPORATION




                                         By /s/   BURTON E. BROOME
                                                  -----------------------------
                                                  Burton E. Broome
                                                  Vice President and Controller


Date: March 30, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

         Signature                                         Title
         ---------                                         -----

Principal Executive Officer:


ROBERT A. WATSON *                              Chairman of the Board, President
------------------                                and Chief Executive Officer
(Robert A. Watson)

Principal Financial Officer:


ROBERT R. MCDUFF
------------------
(Robert R. McDuff)                                     Senior Vice President and
                                                         Treasurer

Principal Accounting Officer:


BURTON E. BROOME                                      Vice President, Controller
------------------                                       and Assistant Secretary
(Burton E. Broome)

         Directors:
                      THOMAS J. CUSACK *                 Director
                      EDGAR H. GRUBB *                   Director
                      FRANK C. HERRINGER *               Director
                      STEVEN A. READ *                   Director
                      CHARLES E. TINGLEY *               Director
                      MITCHELL F. VERNICK *              Director
                      ROBERT A. WATSON *                 Director

* AUSTIN D. KIM
----------------
(Austin D. Kim)
Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K
                  ITEM 8, ITEM 14(a)(1) and (2), and ITEM 14(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES





                          Year Ended December 31, 1998






                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                            SAN FRANCISCO, CALIFORNIA

                        FORM 10-K--ITEM 14(a)(1) and (2)

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements:

       The following consolidated financial statements of Transamerica Finance Corporation and subsidiaries are included in Item 8:

  Consolidated Balance Sheet--December 31, 1998 and 1997
  Consolidated Statement of Income--Years ended December 31, 1998, 1997 and 1996 Consolidated Statement of Cash Flows--Years ended December 31, 1998,
      1997 and 1996
  Consolidated Statement of Stockholder's Equity--Years ended December 31, 1998,
      1997 and 1996
  Notes to Financial  Statements--December 31,  1998
  Management's  Narrative  Analysis  of  Results  of  Operations
  Supplementary  Financial  Information--Years ended December 31, 1998 and 1997

       The following consolidated financial statement schedules of Transamerica Finance Corporation and subsidiaries is included in Item 14(d):

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholder and
Board of Directors
Transamerica Finance Corporation

       We have audited the accompanying consolidated balance sheet of Transamerica Finance Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows, and stockholder's equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerica Finance Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP

San Francisco, California
January 22, 1999


                                           TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                                      Consolidated Balance Sheet

                                                                                                        December 31,
                                                                                                   ---------------------
                                                                                                    1998           1997
                                                                                                   ------         ------
                                                                                                   (Amounts in millions)


ASSETS
Cash and cash equivalents ....................................................................... $      51.2  $     70.1
Finance receivables, net of unearned finance charges ............................................     6,422.5     3,992.6
    Less allowance for losses ...................................................................      (124.1)      (89.3)
                                                                                                  -----------  ----------
                                                                                                      6,298.4     3,903.3
Property and equipment -- less  accumulated  depreciation  of $1,300 in 1998 and
   $1,190.5 in 1997:
Land, buildings and equipment ...................................................................        49.1        25.1
Equipment held for lease ........................................................................     3,038.0     2,996.5
Goodwill, less accumulated amortization of $172.6 in 1998 and $156.2 in 1997 ....................       423.4       423.0
Assets held for sale ............................................................................       180.8       377.8
Other assets ....................................................................................       758.7       929.7
                                                                                                  -----------  ----------
                                                                                                  $  10,799.6  $  8,725.5
                                                                                                  ===========  ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Debt:
    Unsubordinated .............................................................................. $   7,365.4  $  5,341.5
    Subordinated ................................................................................       433.2       683.7
                                                                                                  -----------  ----------
         Total debt .............................................................................     7,798.6     6,025.2
Accounts payable and other liabilities ..........................................................     1,004.1     1,034.7
Income taxes payable, of which $397.3 in 1998 and $338.2 in 1997 is deferred ....................       407.0       362.4
Stockholder's equity:
   Preferred stock -- authorized,  250,000 shares without par value; none issued
   Common stock -- authorized, 2,500,000 shares of $10 par value; issued and
          outstanding, 1,464,285 shares .........................................................        14.6        14.6
   Additional paid-in capital ...................................................................     1,532.9     1,300.9
   Retained earnings ............................................................................        48.0
   Component of other cumulative comprehensive income:
       Foreign currency translation adjustments .................................................        (5.6)      (12.3)
                                                                                                  -----------  ----------
         Total stockholder's equity .............................................................     1,589.9     1,303.2
                                                                                                  -----------  ----------
                                                                                                  $  10,799.6  $  8,725.5
                                                                                                  ===========  ==========
See notes to financial statements




                                     TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                            Consolidated Statement Of Income



                                                                                           Years Ended December 31,
                                                                                   -------------------------------------
                                                                                      1998         1997          1996
                                                                                   ----------   ----------    ----------
                                                                                           (Amounts in millions)

Revenues
     Finance charges ...........................................................   $    705.1   $    522.5    $    457.9
     Leasing revenues ..........................................................        732.5        758.7         689.1
     Other .....................................................................        111.9         48.3          59.5
                                                                                   ----------   ----------    ----------
              Total revenues ...................................................      1,549.5      1,329.5       1,206.5
Expenses
     Interest and debt expense .................................................        382.2        354.4         314.2
     Depreciation on equipment held for lease ..................................        281.5        275.8         255.1
     Salaries and other operating expenses .....................................        620.4        488.7         406.0
     Provision for losses on receivables .......................................         53.0         18.1          10.2
                                                                                   ----------   ----------    ----------
              Total expenses ...................................................      1,337.1      1,137.0         985.5
     Income before income taxes ................................................        212.4        192.5         221.0
     Income taxes ..............................................................         71.6         74.3          81.7
                                                                                   ----------   ----------    ----------
     Income from continuing operations .........................................        140.8        118.2         139.3
     Income (loss) from discontinued operations ................................                     261.8        (45.2)
                                                                                   ----------   ----------    ----------
              Net income .......................................................   $    140.8   $    380.0    $     94.1
                                                                                   ==========   ==========    ==========


See notes to financial statements



                                         TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                                Consolidated Statement of Cash Flows



                                                                                               Years Ended December 31,
                                                                                  -------------------------------------------
                                                                                      1998            1997            1996
                                                                                  -----------     -----------     -----------
                                                                                              (Amounts in millions)

OPERATING ACTIVITIES
Income from continuing operations ..............................................  $     140.8     $     118.2     $     139.3
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization ..................................................        305.8           296.9           282.2
Provision for losses on receivables ............................................         53.0            18.1            10.2
Amortization of discount on long-term debt .....................................         12.5            10.9             9.6
Change in accounts payable and other liabilities ...............................        (23.0)          394.9           103.7
Change in income taxes payable .................................................         61.5             3.1            (4.0)
Other ..........................................................................          1.2          (478.7)          (45.2)
                                                                                  -----------     -----------     -----------

Net cash provided by operating activities ......................................        551.8           363.4           495.8

INVESTING ACTIVITIES
Finance receivables originated .................................................    (23,035.0)      (16,136.9)      (13,543.0)
Finance receivables collected and sold .........................................     21,245.8        16,917.6        12,864.7
Purchase of property and equipment .............................................       (443.8)         (386.4)         (399.8)
Sales of property and equipment ................................................        121.3           174.2           386.6
Purchase of finance receivables from Whirlpool Finance Corporation .............       (386.3)         (881.9)
Proceeds from sale and cash transactions with discontinued operations ..........         14.9         4,413.2         1,021.8
Other ..........................................................................         17.1          (112.1)          (48.8)
                                                                                  -----------     -----------     -----------
Net cash provided (used) by investing activities ...............................     (2,466.0)        3,987.7           281.5

FINANCING ACTIVITIES
Proceeds from debt financing ...................................................      4,202.7         3,401.7         6,784.5
Payments of debt ...............................................................     (2,446.6)       (7,263.5)       (6,932.9)
Capital contributions from parent company ......................................        232.0            41.5            11.3
Cash dividends paid ............................................................        (92.8)         (497.7)         (249.2)
Return of capital ..............................................................                       (361.5)
                                                                                  -----------     -----------     -----------
Net cash provided (used) by financing activities ...............................      1,895.3        (4,679.5)         (386.3)
                                                                                  -----------     -----------     -----------

Increase (decrease) in cash and cash equivalents ...............................        (18.9)         (328.4)          391.0
Cash and cash equivalents at beginning of year .................................         70.1           398.5             7.5
                                                                                  -----------     -----------     -----------
Cash and cash equivalents at end of year .......................................  $      51.2     $      70.1     $     398.5
                                                                                  ===========     ===========     ===========


See notes to financial statements




                                        TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                         Consolidated Statement of Stockholder's Equity


                                                                                              Accumulated Other Comprehensive Income
                                                                                              --------------------------------------
                                                                                               Net Unrealized
                                                                                                Gain (Loss)               Foreign
                                                        Additional                             From Investments           Currency
                                               Common    Paid-in     Retained   Comprehensive    Marked To               Translation
                                                Stock    Capital     Earnings       Income         Value                 Adjustments
                                               ------   ----------   --------   -------------  ----------------          -----------
                                                                           (Amounts in millions)




Balance at December 31, 1995 ................  $ 14.6   $1,496.7      $272.8                     $ 6.6                     $ (5.4)
Comprehensive income
Net income ..................................                           94.1       $ 94.1
Other comprehensive income, net of tax:
   Unrealized losses from
      investments marked to fair value ......                                        (3.9)        (3.9)
   Foreign currency translation
     adjustments ............................                                         2.2                                     2.2
                                                                                   ------
Comprehensive income ........................                                      $ 92.4
                                                                                   ======
Capital contribution from parent
   company ..................................              124.2
Dividends declared ..........................                         (249.2)
                                              -------    -------      ------                      -----                     -----
Balance at December 31, 1996 ................    14.6    1,620.9       117.7                       2.7                       (3.2)
Comprehensive income
Net income ..................................                          380.0       $380.0
Other comprehensive income, net of tax:
   Reclassification adjustment for gains
      included in income from
      discontinued operations ...............                                        (2.7)        (2.7)
   Foreign currency translation
      adjustments ...........................                                        (9.1)                                   (9.1)
                                                                                   ------
Comprehensive income ........................                                      $368.2
                                                                                   ======
Capital contribution from parent
   company ..................................               41.5
Dividends declared ..........................                         (497.7)
Return of capital ...........................             (361.5)
                                              ------    --------      ------                     -----                      ------
Balance at December 31, 1997 ................   14.6     1,300.9                                                             (12.3)
Comprehensive income
Net income ..................................                          140.8       $140.8
Other comprehensive income, net of tax:
    Foreign currency translation
      adjustments ...........................                                         6.7                                      6.7
                                                                                   ------                                   ------
Comprehensive income ........................                                      $147.5
                                                                                   ======
Capital contribution from parent
   company ..................................              232.0
Dividends declared ..........................                          (92.8)
                                              ------     --------      -----                     -----                      ------
Balance at December 31, 1998 ................ $ 14.6     $1,532.9      $48.0                     $                          $ (5.6)
                                              ======     ========      =====                     =====                      ======


See notes to financial statements


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                          Notes To Financial Statements


Note A--Significant Accounting Policies

       Transamerica Finance Corporation (the "Company"), through its subsidiaries, is principally engaged in commercial lending and leasing operations. The Company is a wholly owned subsidiary of Transamerica Corporation ("Transamerica"). The United States is the primary market for the services offered by the commercial lending operations while the leasing business operates in the container business worldwide.

       Effective June 30, 1997, a merger was effected between Transamerica Finance Corporation and its immediate parent, Transamerica Finance Group, Inc., in which Transamerica Finance Corporation was the surviving corporation. Among other things, the merger resulted in the contribution by Transamerica Finance Group, Inc. of its investment in the insurance premium finance business along with several other small subsidiaries to the Company. The transfer was accounted for as a pooling of interest.

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

       Foreign Currency Translation: The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to Canadian and European operations. The accounts of these subsidiaries have been converted at rates of exchange in effect at year end as to balance sheet accounts and at average rates for the year as to operations. The effect of changes in exchange rates in translating foreign subsidiaries' financial statements is accumulated in a separate component of stockholder's equity.

       Transactions with Affiliates: In the normal course of its operations, the Company has various transactions with Transamerica Corporation and certain of its other subsidiaries. In addition to the filing of consolidated income tax returns and the transactions discussed in Note I, these transactions include computer and other specialized services, various types of insurance coverage and pension administration, the effects of which are insignificant for all years presented.

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

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

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

     New Accounting Standards: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative contracts, and for hedging activities. The Company is required to adopt this statement as of January 1, 2000. The effect of the Company's financial statements of adopting this standard is uncertain at this time.

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

Note B--Finance Receivables

       The carrying amounts of finance receivables outstanding were as follows:



                                                       Receivables
                                                     At December 31,
                                                1998                 1997
                                           --------------       ------------
                                                  (Amounts in millions)


Commercial:
Distribution finance                        $2,220.5             $2,081.1
Business credit                              3,096.1              1,541.4
Retail*                                        717.0                109.2
                                            --------             --------
Core Businesses                              6,033.6              3,731.7
Less unearned finance charges                 (330.3)              (199.3)
                                            --------             --------
Net finance receivables                      5,703.3              3,532.4
                                            --------             --------

Leasing:
Finance receivables                            910.1                601.7
Less unearned finance charges                 (190.9)              (141.5)
                                            --------             --------
Net finance receivables                        719.2                460.2
                                            --------             --------
                                             6,422.5              3,992.6
Less allowance for losses                     (124.1)               (89.3)
                                            --------             --------
Total net finance receivables               $6,298.4             $3,903.3
                                            ========             ========

*    Retail lending comprises  Metropolitan  Mortgage and Transamerica  Mortgage
     Company which remain from the former Consumer Lending segment and also includes the results of the retail operation acquired from Whirlpool
     Finance Corporation.

       At December 31, 1998 and 1997, finance receivables for which the accrual of finance charges was suspended amounted to $81.4 million and $34.3 million.


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

       Contractual  maturities  of  finance  receivables   outstanding,   before
deduction of unearned finance charges, at December 31, 1998 were:





                                                       Commercial
                                                       and Retail       %       Leasing       %          Total        %
                                                       ----------       -       -------       -          -----        -
                                                                        (Dollar amounts in millions)



1999 ................................................  $  3,663.2      60.7%   $  169.6      18.6%    $ 3,832.8      55.2%
2000 ................................................       760.8      12.6       162.0      17.8         922.8      13.3
2001 ................................................       637.4      10.6       154.7      17.0         792.1      11.4
2002 ................................................       241.6       4.0       120.3      13.2         361.9       5.2
2003 ................................................       151.2       2.5       102.7      11.3         253.9       3.7
Thereafter ..........................................       579.4       9.6       200.8      22.1         780.2      11.2
                                                       ----------     ------   --------     ------    ---------     ------
         Total ......................................  $  6,033.6     100.0%   $  910.1     100.0%    $ 6,943.7     100.0%
                                                       ==========     ======   ========     ======    =========     ======



       The commercial lending operation's business credit unit provides revolving lines of credit, letters of credit and standby letters of credit. At December 31, 1998 and 1997, borrowers' unused credit available under such arrangements totaled $1,399.4 million and $1,032.5 million.

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

       The commercial and leasing finance receivables portfolio included 17 customers with individual balances in excess of $25 million. These accounts in total represented 14% of total commercial and leasing net finance receivables outstanding at December 31, 1998.

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

Note C--Notes and Loans Payable



                                                                                                    At December 31,
                                                                                               1998                 1997
                                                                                          --------------        ------------
                                                                                                 (Amounts in millions)


Short-term debt:
   Commercial paper..............................................................          $ 2,325.8             $ 1,524.5
   Bank loans....................................................................              400.2                 269.2
   Current portion of long-term debt:
        Unsubordinated...........................................................            1,713.2                 640.3
        Subordinated.............................................................              211.3                 250.5
                                                                                           ---------             ---------
                                                                                             4,650.5               2,684.5
     Less amounts classified as long-term debt under noncancelable
       long-term credit agreements...............................................            2,726.0               1,793.7
                                                                                           ---------             ---------
     Total short-term debt.......................................................            1,924.5                 890.8

Long-term debt due subsequent to one year:
   4.85% to 9.85% notes and debentures, maturing through 2028....................            4,444.5               3,150.9
   Zero to 6.50% notes and debentures due 2007 to 2012 issued at a discount to yield 13.8% to 14.77%; effective cost of 8.79% to 12.35%; maturity
      value of $582.8 million.................................................                 194.9                 182.4
   6.05% to 9.95% subordinated notes and debentures maturing through
      2003..............................................................                       433.2                 683.7
                                                                                           ---------             ---------
                                                                                             5,072.6               4,017.0
   Less amounts due in less than one year........................................            1,924.5                 890.8
                                                                                           ---------             ---------
                                                                                             3,148.1               3,126.2
   Short-term debt supported by noncancelable credit agreements expiring
      through 2002........................................................                   2,726.0               1,793.7
                                                                                           ---------             ---------
        Total long-term debt due subsequent to one year..........................            5,874.1               4,919.9
Demand loan due Transamerica Corporation.........................................                                    214.5
                                                                                           ---------             ---------
        Total debt...............................................................          $ 7,798.6             $ 6,025.2
                                                                                           =========             =========

The weighted average interest rate on short-term borrowings at December 31, 1998 and 1997 was 5.2% and 5.8%.



Long-term debt outstanding at December 31, 1998 matures as follows:



                                                                       Unsubordinated       Subordinated      Total        Average
                                                                       --------------       ------------      -----        -------
                                                                                       (Dollar amounts in millions)


  1999 ..............................................................    $1,713.2             $211.3        $1,924.5         6.31%
  2000 ..............................................................       425.0              159.5           584.5         6.38%
  2001 ..............................................................     1,404.1                2.0         1,406.1         6.07%
  2002 ..............................................................       196.0                6.9           202.9         6.91%
  2003 ..............................................................       345.1               53.5           398.6         6.92%
  Thereafter (1) ....................................................       556.0                              556.0        10.49%
                                                                         --------             ------        --------
           Total.....................................................    $4,639.4             $433.2        $5,072.6
                                                                         ========             ======        ========

(1) Includes the accreted values at December 31, 1998 on original issue discount debt and not the amount due at maturity.


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

       Short-term borrowings supported by a noncancelable credit agreement, are primarily in the form of commercial paper notes issued by the Company. Such commercial paper is continuously offered, with maturities not exceeding 270 days in the U.S. and 365 days in Canada, at prevailing rates for major finance companies. The cost of short-term borrowings is directly related to prevailing rates of interest in the money market; such rates are subject to fluctuation.

       In support of the short-term debt classified as long-term debt at December 31, 1998, the Company and its parent, Transamerica Corporation, share a credit agreement with various banks and had the ability to borrow up to $3.5 billion with interest at variable rates. There were no borrowings outstanding under the credit line at December 31, 1998. The credit agreement, which expires through 2002, requires the Company to pay an annual fee on the amount committed.

       The demand loan due to Transamerica Corporation, in the amount of $214.5 million at December 31, 1997, accrues interest daily based on Transamerica Corporation's 30 day commercial paper rate. No such loan was outstanding at December 31, 1998.

       Interest rates on borrowings during the years indicated were as follows:



                                                                                  Years Ended December 31,
                                                                                1998       1997       1996
                                                                              -------    -------    -------


       Weighted average annual interest rate during year: (1)
           Short-term borrowings ..........................................    5.52%      5.48%      5.39%
           Long-term borrowings ...........................................    7.23%      7.25%      7.49%
           Total borrowings ...............................................    6.49%      6.59%      6.49%

(1) Excludes the cost of maintaining credit lines and the effect of interest rates on borrowings denominated in foreign currencies.



     Interest payments, net of amounts received from interest rate swap agreements, totaled $377.2 million in 1998, $481.7 million in 1997, and $618.4 million in 1996.

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

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

         At December 31, 1998 and 1997, contracts designated as hedges of outstanding indebtedness comprised:



                                                                            1998                               1997
                                                              ----------------------------------   --------------------------------
                                                                         Weighted    Weighted                 Weighted    Weighted
                                                                          Average    Average                  Average     Average
                                                                          Fixed .    Floating                  Fixed      Floating
                                                              Notional   Interest    Interest      Notional   Interest    Interest
                                                               Amount      Rate        Rate         Amount     Rate         Rate
                                                              --------   --------    --------      --------   --------    ---------
                                                                                  (Dollar amounts in millions)



Interest rate exchange agreements-- the Company pays:
    Floating rate interest expense, receives fixed
      rate interest income .................................  $1,194.1     6.5%        5.4%       $1,174.7     6.6%         5.8%
                                                              ========     ====        ====       ========     ====         ====
    Fixed rate interest expense, receives floating
      rate interest income .................................  $  450.5     5.2%        5.5%       $   80.5     6.2%         5.8%
                                                              ========     ====        ====       ========     ====         ====
    Cross currency exchange and foreign interest
      rate swaps ...........................................  $                                   $   76.0
                                                              ========                            ========



       While  the   Company  is   exposed  to  credit   risk  in  the  event  of
nonperformance by the other party, the likelihood of nonperformance is considered low due to the high credit ratings of the counterparties. At December 31, 1998, the interest rate exchange agreements are with financial institutions with investment grade ratings of A or better by one or more of the major credit rating agencies.

Note D--Allowance for Losses

       Changes in the allowance for losses on finance receivables and assets held for sale are as follows:



                                                                  Finance Receivables                Assets
                                                          ----------------------------------          Held
                                                          Commercial     Leasing       Total        For Sale
                                                          ----------     -------       -----        --------
                                                                        (Amounts in millions)



Balance at December 31, 1995 ............................   $   76.8     $   4.1    $   80.9        $  6.0
Provision charged to expense ............................       10.2                    10.2          (3.5)
Charge-offs .............................................      (12.3)                  (12.3)         (0.7)
Recoveries ..............................................        7.1                     7.1
Other ...................................................       (0.5)        0.4        (0.1)
                                                            --------     -------    --------        ------
Balance at December 31, 1996 ............................       81.3         4.5        85.8           1.8
Provision charged to expense ............................       16.2         1.9        18.1
Charge-offs .............................................      (14.8)       (0.3)      (15.1)         (1.8)
Recoveries ..............................................        4.8                     4.8
Other ...................................................       (4.3)                   (4.3)          5.4
                                                            --------     -------    --------        ------
Balance at December 31, 1997 ............................       83.2         6.1        89.3           5.4
Provision charged to expense ............................       49.8         3.2        53.0
Charge-offs .............................................      (41.6)                  (41.6)
Recoveries ..............................................        7.4                     7.4
Other ...................................................       14.9         1.1        16.0          (4.8)
                                                            --------     -------    --------        ------
Balance at December 31, 1998 ............................   $  113.7     $  10.4    $  124.1        $  0.6
                                                            ========     =======    ========        ======


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

Note E--Dividend and Other Restrictions

       Under certain circumstances, the provisions of loan agreements and statutory requirements place limitations on the amount of funds which can be remitted by the Company to its parent company. The loan agreements also specify the minimum level of capital that must be maintained. At December 31, 1998, the Company's capital level exceeded the minimum requirements by $312.7 million.

Note F--Fair Value of Financial Instruments

Finance Receivables

       The carrying amounts and estimated fair values of the finance receivable portfolio at December 31, 1998 and 1997 were as follows:




                                                         1998                                1997
                                              --------------------------         ---------------------------
                                                              Estimated                            Estimated
                                               Carrying         Fair             Carrying            Fair
                                                Value           Value             Value              Value
                                               --------       ---------          --------          ---------
                                                                   (Amounts in millions)




Fixed rate receivables ...................    $  2,183.7     $  2,286.4        $  1,248.0          $  1,275.3
Variable rate receivables ................       4,114.7        4,114.7           2,655.3             2,660.5
                                              ----------     ----------        ----------          ----------
    Total ................................    $  6,298.4     $  6,401.1        $  3,903.3          $  3,935.8
                                              ==========     ==========        ==========          ==========



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

Notes and Loans Payable

       At December 31, 1998 and 1997, the estimated fair value of debt, using rates currently available for debt with similar terms and maturities, was $8.0 billion and $6.6 billion.

       The net present value of the interest rate and cross currency exchange agreements offsets changes in the fair value of the hedged indebtedness, which are also carried at amortized cost. The fair value of interest rate and cross currency exchange agreements is the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the exchange agreement counterparties. The fair value of the liability hedges at December 31, 1998 and December 31, 1997 were gross obligations to counterparties of $2.3 million and $1.0 million and gross benefits of $62.2 million and $40.7 million resulting in net benefits from counterparties of $59.9 million and $39.7 million.

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

Note G--Income Taxes

       Provision (benefit) for income taxes on income from continuing operations comprised:




                                                        1998           1997          1996
                                                      -------        -------       -------
                                                               (Amounts in millions)


Current taxes:
      Federal ......................................                $  17.8       $  26.2
      State ........................................  $  (1.6)          0.4           4.8
      Foreign ......................................      4.3           3.1           3.2
                                                      -------       -------       -------
                                                          2.7          21.3          34.2
Deferred taxes:
      Federal ......................................     66.2          40.3          41.2
      State ........................................      8.6           9.1           5.1
      Foreign ......................................     (5.9)          3.6           1.2
                                                      -------       -------       -------
                                                         68.9          53.0          47.5
                                                      -------       -------       -------
           Total income taxes ......................  $  71.6       $  74.3       $  81.7
                                                      =======       =======       =======



       The difference between federal income taxes on income from continuing operations computed at the statutory rate and the provision for income taxes was:




                                                         1998           1997          1996
                                                       --------       -------        -------
                                                                (Amounts in millions)


Federal income taxes at statutory
     rate .......................................     $  74.3        $  67.4       $  77.4
State income taxes, net of federal
     income tax benefit .........................         4.6            5.3           6.4
Book and tax basis difference of
     assets acquired ............................         5.3            5.5           4.6
Prior year items ................................        (6.5)          (1.1)         (4.4)
Other ...........................................        (6.1)          (2.8)         (2.3)
                                                      -------        -------       -------
                                                      $  71.6        $  74.3       $  81.7
                                                      =======        =======       =======


       Deferred   income  taxes   reflect  the  net  tax  effects  or  temporary
differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

       Deferred tax liabilities (assets) comprised the following at December 31:




                                                                     1998        1997        1996
                                                                   -------     -------     -------
                                                                        (Amounts in millions)



Deferred tax assets:
   Allowance for losses ........................................ $    40.9    $   36.2    $   30.4
   Net operating loss and foreign
       tax credit carryforwards.................................     420.2       389.6       375.3
   Other .......................................................      86.0        82.5        72.5
                                                                 ---------     -------     -------
                                                                     547.1       508.3       478.2
Deferred tax liabilities:
   Accelerated depreciation ....................................     700.7       672.2       617.0
   Discount amortization on notes
       and loans payable .......................................      96.6        77.0        71.6
   Direct finance and sales type leases.........................      92.9        50.1        29.1
   Other .......................................................      54.2        47.2        39.3
                                                                 ---------    --------    --------
                                                                     944.4       846.5       757.0
                                                                 ---------    --------    --------
Net deferred tax liability ..................................... $   397.3    $  338.2    $  278.8
                                                                 =========    ========    ========


       Total income tax payments, net of refunds, totaled $37.2 million in 1998, $149.3 million in 1997 and $50.4 million in 1996. Pretax income from foreign operations was $14.6 million in 1998, $15.3 million in 1997 and $9.1 million in 1996.

Note H--Comprehensive Income

       The components of other comprehensive income in the statement of stockholder's equity are shown net of the following tax provision (benefit):





                                                                                        1998          1997         1996
                                                                                      -------       -------      -------
                                                                                             (Amounts in millions)

Income tax effect on components of other comprehensive income
      Unrealized holding losses from investments marked to fair value .............                              $ (2.1)
      Reclassification adjustment for gains included in income from
         discontinued operations ..................................................               $   (1.5)
      Foreign currency translation adjustments ....................................  $   3.6          (4.9)         1.2
                                                                                     -------      --------       ------
Income tax effect on other comprehensive income ...................................  $   3.6      $   (6.4)      $ (0.9)
                                                                                     =======      ========       ======


Note I--Pension and Stock Savings Plans and Other Post Employment Benefits

       The Company participates with Transamerica and its subsidiaries in a number of noncontributory defined benefit pension plans covering most salaried employees. The Company also participates in various programs sponsored by Transamerica that provide medical and certain other benefits to eligible retirees. The Company also participates in the Transamerica Corporation Employee Stock Savings Plan (the 401(k) plan). The 401(k) plan is a contributory defined contribution plan covering eligible employees who elect to participate. The Company recognized for continuing operations, for both the pension plan and the 401(k) plan, expense of $0.5 million in 1998, income of $0.3 million in 1997 and expense of $1.1 million in 1996. Additionally, the Company recognized a curtailment gain of $18.8 million in 1997 as a result of the sale of its branch based consumer lending operation.

Note J--Commitments and Contingencies

       The Company and its subsidiaries have noncancelable lease agreements expiring mainly through 2002. These agreements are principally operating leases for facilities used in the Company's operations. Total rental expense amounted to $72.5 million in 1998, $71.4 million in 1997 and $26.1 million in 1996.

       Minimum future rental commitments under operating leases for real estate and equipment as of December 31, 1998 were as follows (in millions):

                  1999........................           $ 65.2
                  2000........................             57.9
                  2001........................             53.6
                  2002........................             53.5
                  2003........................             50.8
                        Thereafter ..........             155.7
                                                         ------
                                                         $436.7
                                                         ======

       Contingent liabilities arising from litigation, income taxes and other matters are not expected to have a material effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

Note K--Business Segment Information

       Business segment data, as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, for each of the years in the three year period ended December 31, 1998 included in the tables on pages 32 to 36 of Management's Narrative Analysis of Results of Operations are an integral part of these financial statements.


                                                                                   Revenues
                                                                      ---------------------------------
                                                                         1998        1997        1996
                                                                      ---------    --------    --------
                                                                             (Amounts in millions)

Commercial lending ..............................................    $     712.8  $    515.5  $    432.8
Leasing .........................................................          816.5       797.8       765.6
Other (1)........................................................           20.2        16.2         8.1
                                                                     -----------  ----------  ----------

      Total .....................................................    $   1,549.5  $  1,329.5  $  1,206.5
                                                                     ===========  ==========  ==========



                                                                                    Assets
                                                                          ------------------------
                                                                             1998           1997
                                                                          ---------       --------
                                                                           (Amounts in millions)


Commercial lending ..............................................      $   6,495.4       $  4,613.2
Leasing .........................................................          4,108.1          3,929.4
Other (1) .......................................................            196.1            182.9
                                                                       -----------       ----------

      Total .....................................................      $  10,799.6       $  8,725.5
                                                                       ===========       ==========


(1)    Unallocated items including intercompany eliminations.


       Foreign revenues of the Company's foreign domiciled operations were as follows:


                                                    1998                     1997                     1996
                                            --------------------    --------------------     -----------------------

                                             Foreign                  Foreign                 Foreign
                                             Revenue         %        Revenue       %         Revenue          %
                                             -------       -----      -------     -----       -------        -----

                                                                 (Dollar amounts in millions)


Canada ...................................  $    21.2      10.4%    $   25.2      15.8%       $   24.6        18.8%
Europe ...................................      181.3      88.8%       134.6      84.2           106.1        81.2
Other ....................................        1.6       0.8
                                            ---------    -------    --------    -------       --------       ------

Total ....................................  $   204.1     100.0%    $   159.8    100.0%       $  130.7       100.0%
                                            =========    =======    =========   =======       ========       ======

Percent of total revenues ................       13.0%                  12.0%                    10.8%


Note L--Discontinued Operations

       On June 23, 1997, the Company sold its branch-based consumer lending operation. Gross proceeds from the sale were $3.9 billion, or $1.1 billion after repayment of associated debt. In December 1997, the Company decided to exit the consumer lending business.

       The following results of the discontinued consumer lending business are included in income from discontinued operations:



                                                      1997              1996
                                                      ----              ----
                                                        (Amounts in millions)


      Revenues....................................    $290.4           $759.9
      Gain on sale of branch based
          consumer lending operation..............     469.0
                                                      ------           ------
      Total revenues..............................     759.4            759.9
      Expenses....................................     310.3            836.4
                                                      ------           ------
      Income (loss) before taxes..................     449.1            (76.5)
      Income tax provision (benefit)..............     187.3            (31.3)
                                                      ------           ------
      Income (loss) from discontinued
          operations..............................    $261.8           $(45.2)
                                                      ======           ======



Note M--Subsequent Event (Unaudited)

        On February 18, 1999, Transamerica announced that it had signed a merger agreement with AEGON N.V. (AEGON) providing for AEGON's acquisition of all of Transamerica's outstanding common stock for a combination of cash and AEGON stock worth $9.7 billion. The merger is expected to close during the summer of 1999.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

       Transamerica Finance Corporation, which is a separate Securities and Exchange Commission registrant, includes Transamerica's commercial lending and leasing operations.

       The Company provides funding for its subsidiaries' commercial lending and leasing operations. Capital is allocated among the operations on the basis of expected returns and creation of shareholder value. The Company's principal assets are finance receivables and equipment held for lease, which totaled a combined $9.3 billion at December 31, 1998 and $6.9 billion at December 31, 1997. The Company's total notes and loans payable were $7.8 billion at December 31, 1998 and $6.0 billion at December 31, 1997. Variable rate debt was $4.5 billion at December 31, 1998 compared to 3.5 billion at December 31, 1997. The ratio of debt to tangible equity was 6.3:1 at December 31, 1998 and 6.5:1 at December 31, 1997. Tangible equity is defined as total equity less goodwill plus minority interest.

       The Company offers publicly, from time to time, senior or subordinated debt securities. Public debt issued totaled $1.9 billion in 1998, $120 million in 1997 and $688 million in 1996. Under a shelf registration filed in December 1998 with the Securities and Exchange Commission the Company may offer up to $4 billion of senior or subordinated debt securities (which may include medium term notes) with varying terms, none of which had been issued at December 31, 1998. For a further discussion regarding borrowing operations and related use of derivatives, see Note C of Notes to Financial Statements included in Item 8.

       Liquidity is a characteristic of the Company's operations since the majority of the assets consist of short term finance receivables. Principal cash collections of finance receivables totaled $21.2 billion during 1998, $16.9 billion during 1997 and $12.9 billion during 1996.

       The following table sets forth income by line of business for the periods indicated:




           Income by Business Segment                               1998         1997          1996
           --------------------------                            ---------     --------      --------
                                                                           (Amounts in millions)



Commercial lending.............................................   $102.9       $ 92.1       $  73.2
Leasing .......................................................     63.8         40.6          80.8
Other .........................................................    (10.0)        (1.2)         (1.9)
Amortization of goodwill ......................................    (15.9)       (13.3)        (12.8)
                                                                  ------       ------       -------

    Total income from continuing operations ...................   $140.8       $118.2       $ 139.3
                                                                  ======       ======       =======




       The  following   discussion  should  be  read  in  conjunction  with  the
information presented under Item 1, Business.


Commercial Lending

         Net income from our commercial lending operations was $89.1 million in 1998, an increase of $8.2 million (10%) from $80.9 million in 1997. Income before the amortization of goodwill grew $10.8 million (12%) from 1997. Operating results for 1998 included an after tax gain of $7.2 million on the sale and securitization of $800 million of floor plan and equipment lease finance receivables and a $6.5 million tax benefit from the resolution of prior year tax matters. In 1997, operating results included an after tax gain of $5.4 million on the sale and securitization of $1.5 billion of floor plan finance receivables and a $3.2 million benefit from tax matters resolved in 1997. In 1996, operating results included a $4.5 million benefit primarily from the favorable resolution of disputed issues surrounding the 1995 sale of assets in Puerto Rico.

         Excluding the above items, commercial lending income from operations before the amortization of goodwill increased $5.7 million (7%) in 1998 and $14.8 million (22%) in 1997. Income increased in 1998 because we had higher average net receivables outstanding which more than offset increased operating expenses and a higher provision for losses on receivables. Increased income in 1997 was also due to receivables growth.

         Commercial lending revenues rose by $197.3 million (38%) in 1998 principally due to strong receivables growth and higher servicing and other income on securitized receivables. Revenues in 1997 grew $82.7 million (19%) from 1996 as higher average net receivables outstanding more than offset a decline in yield due to increased competition in the commercial lending market. Revenues in 1998 and 1997 included the above-mentioned gains on the securitization of finance receivables.

         Net commercial finance receivables outstanding at December 31, 1998 increased $2.2 billion (61%) from December 31, 1997. The increase in receivables was largely the result of the following factors: 1) continued growth in the business credit portfolio, 2) the decision not to sell the insurance premium finance operation and the reclassification of those receivables from assets held for sale to finance receivables, and 3) the acquisition during the first half of 1998 of $386.3 million of net finance receivables from Whirlpool Financial Corporation. This last transaction completed the acquisition of $1.1 billion in net receivables and other assets that made up substantially all of the inventory and retail finance businesses of Whirlpool Financial.

         Interest expense increased $23.4 million (13%) from 1997 principally due to the higher average debt levels needed to support receivables growth and higher average interest rates during the first half of 1998. In 1997, interest expense increased $31.5 million (21%) from 1996 principally due to higher average debt levels.

         Operating expenses rose $131.4 million (74%) in 1998 primarily because of increases in business volume and receivables outstanding and the integration of the Whirlpool Financial acquisition described above. Operating expenses rose $17 million (11%) in 1997 primarily because of higher business volume and receivables growth. The provision for losses on receivables increased $33.6 million (207%) in 1998 principally as a result of credit losses from the new retail loan portfolio acquired as part of the Whirlpool Financial acquisition and additional provisions made on the insurance premium finance portfolio. The provision for losses on receivables increased by $6 million (60%) in 1997 partially due to growth in the average net receivables outstanding.

         Credit losses, net of recoveries, as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.77% in 1998, 0.25% in 1997, and 0.16% in 1996.

         We have established an allowance for losses equal to 1.99% of net commercial finance receivables outstanding as of December 31, 1998 compared to 2.35% at December 31, 1997.

         Delinquent receivables are defined as the instalment balance for inventory finance and business credit asset based lending receivables more than 60 days past due and the receivable balance for all other receivables 60 days past due. At December 31, 1998, delinquent receivables were $98.6 million (1.63% of receivables outstanding) compared to $18 million (0.48% of receivables outstanding) at December 31, 1997. The increase was primarily due to increased delinquency in the equipment leasing portfolio of the business credit operation, the inclusion of the insurance premium finance receivables that were reported as assets held for sale at December 31, 1997, and the inclusion of the receivables of the new retail lending operation. Delinquent insurance premium finance receivables included in assets held for sale at December 31, 1997 were $14.2 million.

         Nonearning receivables are defined as balances from borrowers that are over 90 days delinquent for non credit card receivables or at such earlier time as full collectibility becomes doubtful. Nonearning receivables on revolving credit card accounts included in retail are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $65.7 million (1.09% of receivables outstanding) at December 31, 1998 compared to $26.4 million (0.71% of receivables outstanding) at December 31, 1997. Nonearning receivables increased primarily due to the inclusion of the receivables of our new retail lending operation and the inclusion of the insurance premium finance receivables that were reported as assets held for sale at December 31, 1997. At December 31, 1997, nonearning insurance premium finance receivables totaled $7.5 million.

Commercial Lending




                                                                          1998          1997         1996
                                                                       ---------     ---------    ---------
                                                                                (Amounts in millions)



Revenues
Finance charges and related income .................................   $   712.8     $   515.5    $   432.8
Expenses
Interest ...........................................................       203.3         179.9        148.4
Operating expenses .................................................       308.3         176.9        159.9
Provision for losses on receivables ................................        49.8          16.2         10.2
Income taxes .......................................................        48.5          50.4         41.1
                                                                       ---------     ---------    ---------
                                                                           609.9         423.4        359.6
                                                                       ---------     ---------    ---------
Income from operations .............................................       102.9          92.1         73.2
Amortization of goodwill ...........................................       (13.8)        (11.2)       (10.6)
                                                                       ---------     ---------    ---------
Net income .........................................................   $    89.1     $    80.9    $    62.6
                                                                       =========     =========    =========


Leasing

         Net income in 1998 increased 60% to $61.8 million. However, earnings in 1997 were reduced by a $25.8 million after tax provision for fleet downsizing and organizational realignment primarily in the standard container fleet. Income before the amortization of goodwill was $63.8 million in 1998 versus $40.6 million in 1997 (or $66.4 million excluding the provision).

         Earnings in 1998 were reduced by lower standard and refrigerated container per diem rates and on-hires and lower European trailer short term rental utilization. Partially offsetting these factors were $6.7 million in net tax benefits realized from a tax efficient structured equipment financing. Earnings from the chassis line were higher due to increased on-hire units and per diem rates associated with rail traffic congestion caused by railroad merger inefficiencies.

         Net income in 1997 declined 51% to $38.6 million. Income before the amortization of goodwill was $40.6 million compared to $80.8 million in 1996. Earnings in 1997 were reduced by the provision for fleet downsizing and organizational realignment noted above, by reduced per diem rates and a decline in utilization for standard and refrigerated containers, and by decreased gains on the sale of used standard containers. Improved earnings from tank and domestic containers and European trailers partially offset these declines. Income from rail trailers was also higher due to favorable utilization and per diem rates.

         Revenue increased in 1998 by $18.7 million (2%) because of the unfavorable impact of the fleet downsizing provisions' effect on 1997's revenues. Excluding the fleet provision, revenue declined $12.2 million (2%) due to lower container per diem rates and lower container on-hires associated with a continuing oversupply of equipment and low prices for new equipment. Lower rail trailer on-hires also reduced revenues. Larger fleets and more on-hire units for tank containers, chassis, domestic containers and European trailers partially offset these declines.

         Revenue increased in 1997 by $32.2 million (4%) primarily because the October 1996 acquisition of Trans Ocean Ltd. increased the standard, refrigerated and tank container and chassis fleets by approximately 25%. Revenue also grew due to a larger portfolio of finance leases and more on-hire European trailers. Offsetting these increases were the fleet provision noted above, lower revenues from decreased per diem and utilization rates for standard and refrigerated containers resulting from an industry wide oversupply of equipment and low new equipment prices. In addition, rail trailer revenues were lower because the fleet was smaller.

         Expenses declined $8.9 million (1%) in 1998 primarily due to the effect of the realignment provision on 1997's expenses. Higher depreciation from the larger fleets of tank container, chassis, domestic container and European trailers was offset by favorable interest expenses and lower selling and administrative expenses.

         Expenses increased $89.3 million (14%) in 1997 due to the realignment provision, higher ownership and operating costs associated with the Trans Ocean Ltd. acquisition and larger fleets of standard and refrigerated containers, chassis and European trailers.

         The combined utilization rate for containers and chassis was 79% in both 1998 and 1997. Trade imbalances between Asia, the U.S. and Europe negatively affected container utilization in 1998 while the strong U.S. economy aided chassis utilization levels. Rail trailer utilization declined to 83% in 1998 from 85% in 1997 reflecting the continued decline in demand for this equipment type in favor of double-stack domestic containers. European trailer utilization declined to 88% in 1998 from 92% in 1997 as we increased the size of our rental fleet. Rental on-hires were negatively affected by the Russian financial crisis and its impact on trade with Western Europe.

Leasing



                                                                   1998        1997         1996
                                                                ---------   ---------    ---------


                                                                        (Amounts in millions)
Revenues
Total leasing revenues ........................................ $   816.5   $   797.8    $   765.6
Expenses
Operating expenses ............................................     175.3       174.1        129.2
Depreciation on equipment held for lease ......................     281.5       275.8        255.1
Selling and administrative expenses ...........................     113.3       116.7         95.5
Interest ......................................................     153.7       166.1        163.6
Income taxes ..................................................      28.9        24.5         41.4
                                                                ---------   ---------    ---------
                                                                    752.7       757.2        684.8
                                                                --------    ---------    ---------
Income from operations ........................................      63.8        40.6         80.8
Amortization of goodwill ......................................      (2.0)       (2.0)        (2.0)
                                                                ---------   ---------    ---------
Net income .................................................... $    61.8   $    38.6    $    78.8
                                                                =========   =========    =========


Discontinued Operations

         In the fourth quarter of 1997, we discontinued the remainder of our consumer lending business following the sale of our branch-based lending operations. In 1997, income from these operations was $261.8 million including a $275 million after tax gain on the sale of the branch-based consumer lending operations. This gain was offset in part by an operating loss of $13.2 million.

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

Interest Rate Risk

         The Company's operations are subject to risk from interest rate fluctuations when there is a difference between the amount of our interest earning assets and the amount of our interest bearing liabilities that are prepaid, mature or repriced in specified periods. We manage our exposure to interest rate fluctuations by managing the characteristics of our assets and liabilities so that changes are offset. Our objectives for asset/liability management are to provide maximum levels of finance income and minimize funding costs while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. To help achieve these objectives, we use derivative financial instruments including interest rate swaps that correlate to instruments recorded on our balance sheet.

         If market interest rates on December 31, 1998 and 1997 abruptly increased 75 basis points, the fair value of our finance receivables portfolio would decrease approximately $33 million and $23 million, the fair value of our debt would decrease approximately $90 million and $81 million and the fair value of our interest rate swaps would decrease approximately $24 million and $41 million. Conversely, if rates on December 31, 1998 and 1997 abruptly decreased 75 basis points the fair value of our finance receivables portfolio would increase approximately $38 million and $23 million, the fair value of our debt would increase approximately $90 million and $81 million and the fair value of our interest rate swaps would increase approximately $33 million and $41 million.

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

Year 2000 Issue

         The Company has developed a plan to modify its information systems to ensure the readiness of our business applications, operating systems and hardware on mainframes, servers and personal computers, and wide and local area networks to recognize the Year 2000. The project also addresses non-information technology embedded software and equipment, the readiness of key business partners, and updating business continuity plans.

         The project has four phases: (1) problem determination, (2) planning and resource acquisition, (3) remediation and (4) testing and acceptance. During phase one, the Company determined the size and scope of the problem and prepared an inventory of the hardware, software, interfaces and other items that may be affected. In addition, software code was scanned and third parties were contacted to determine the status of their efforts. During phase two, the Company assessed the risks and decided whether to fix, replace, discard, or test the items identified in the inventory and prepared a project plan and allocated appropriate resources as necessary. Phase three covers remediation where date occurrences in internally maintained systems are analyzed and corrected and software and hardware are replaced where necessary. In addition, operating systems that interface with outside parties are examined in more detail and modified if required. Phase four includes testing and acceptance of all software, hardware, third party interfaces and related items to ensure they will work in a number of different Year 2000 scenarios.

         The most significant categories of outside parties to the Company are financial institutions, software vendors, third party service providers and utility providers (gas, electric and telecommunications). The Company's assessment of its key business partners continues. Surveys have been mailed, follow up contacts are underway and strategies are being developed to address issues as they are identified. This effort is expected to continue well into 1999.

         Following is the status of the Company's Year 2000 compliance efforts for critical systems at each of its business segments.

         The commercial lending operation had completed a significant portion of the remediation phase as of December 31, 1998 and is expected to be substantially complete by March 1999. As of December 31, 1998, testing had commenced and is expected to be substantially finished by June 1999. The commercial lending operating systems in Europe, which affect a small percentage of the business, will be remedied and tested in 1999.

         The leasing operation had completed the remediation phase as of December 31, 1998. Testing was substantially completed by December 31, 1998. In addition to the systems being remediated, the customer service, fleet management and equipment repair and maintenance system is scheduled for replacement in 1999.

         The projected total cost associated with required modifications to become ready for the Year 2000 is approximately $10 million. These costs are being expensed as incurred and funded through operations. At this time there can be no assurance that these estimates will not be exceeded and actual results may differ significantly from those projected. Some factors that may cause actual expenditures to differ include the availability and cost of trained personnel and the ability to locate and correct all relevant computer problems. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The total amount expended on the project through December 31, 1998, was $5.8 million. The Company does not expect the project to have a significant effect on its financial condition or results of operations.

         The Company believes it will achieve Year 2000 readiness; however, the size and complexity of our systems and the need for them to interface with other systems internally and with those of customers, vendors, partners and other outside parties, creates the possibility that some of our systems may experience Year 2000 problems. Specific factors that give rise to this concern include a possible loss of qualified resources, failure to identify and remediate all affected systems, noncompliance by third parties whose systems and operations interface with the Company's systems and other similar uncertainties. The Company is developing contingency plans to minimize any possible disruptions.

Euro Conversion

The Company conducts business in a number of the European countries that converted to a common currency, the "Euro," as of January 1, 1999. The Company has evaluated the potential impact of the Euro conversion on our operations including possible effects on our competitive position, potential information technology and currency risks, our derivative and financial instrument exposure, the continuity of contracts and changes in taxation. As a result of this evaluation, we are in the process of upgrading those information systems necessary to support transactions denominated in the Euro. The Company derived revenues from the group of eleven countries converting to the Euro of $63.9 million and $41.2 million in the years ended December 31, 1998 and 1997, and had total assets in these countries of $574.7 million at December 31, 1998. The Company does not anticipate that the Euro conversion will have a material impact on its financial condition or results of operations.

                               TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                    SUPPLEMENTARY FINANCIAL INFORMATION

                                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)




                                                                     Three Months Ended
                                                     ----------------------------------------------------          Total
1998                                                 March 31     June 30     September 30    December 31           1998
                                                     --------     -------     ------------    -----------         --------
                                                                   (Amounts in millions)



Revenues ............................................$  372.3    $  381.4     $  380.3         $  415.5          $  1,549.5

Income from continuing operations
   and Net income ...................................$   27.5    $   36.7     $   33.1         $   43.5          $    140.8



                                                                     Three Months Ended
                                                     ----------------------------------------------------          Total
1997                                                 March 31     June 30     September 30    December 31           1997
                                                     --------     -------     ------------    -----------         --------
                                                                   (Amounts in millions)

Revenues ............................................$  328.7    $  327.0     $  336.7          $  337.1          $  1,329.5

Income from continuing operations ...................$   35.1    $   31.1     $   34.9          $   17.1          $    118.2
Income (loss) from discontinued
    operations ......................................               275.0          1.1             (14.3)              261.8
                                                     --------    --------     --------          --------          ----------
Net income ..........................................$   35.1    $  306.1     $   36.0          $    2.8          $    380.0
                                                     ========    ========     ========          ========          ==========

