Form 10-Q
period 1999-03-31
TRANSAMERICA FINANCE CORP
filed 1999-04-29
CIK 99193

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1999

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of Common Stock, $10 par value, outstanding as of close of business on April 28, 1999: 1,464,285.

TRANSAMERICA FINANCE CORPORATION

                                    FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

         The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company") for the periods ended March 31, 1999 and 1998, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended December
31, 1998. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Company's businesses.

                                    * * * * *

         On February 18, 1999, Transamerica Corporation, which owns all of the Company's outstanding common stock, announced that it had signed a merger agreement with AEGON N.V. (AEGON) providing for AEGON's acquisition of all of Transamerica's outstanding common stock for a combination of cash and AEGON stock worth $9.7 billion. The merger is expected to close during the summer of 1999.

         The consolidated ratios of earnings to fixed charges were computed by dividing net income before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor.


                                      TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                                        ---------

                                                 CONSOLIDATED BALANCE SHEET

                                         (Amounts in millions except for share data)



                                                                                 March 31,       December 31,
                                                                                    1999             1998


Assets:
Cash and cash equivalents                                                       $      50.7      $      51.2
Finance receivables                                                                 7,277.1          6,943.7
Less unearned fees ($517.4 in 1999 and
        $521.2 in 1998) and allowance for losses                                      646.2            645.3
                                                                                -----------      -----------
                                                                                    6,630.9          6,298.4

Property and equipment,  less  accumulated
    depreciation of $1,358.7 in 1999 and
    $1,300 in 1998:
            Land, buildings and equipment                                              52.7             49.1
Equipment held for lease                                                            3,040.5          3,038.0
Goodwill, less accumulated amortization of
    $177.6 in 1999 and $172.6 in 1998                                                 426.5            423.4
Assets held for sale                                                                  177.7            180.8
Other assets                                                                          764.6            758.7
                                                                                -----------      -----------
                                                                                $  11,143.6      $  10,799.6
                                                                                ===========      ===========


Liabilities and Stockholder's Equity:
Debt:
        Unsubordinated                                                          $   7,702.7      $   7,365.4
        Subordinated                                                                  413.2            433.2
                                                                                -----------      -----------

                  Total Debt                                                        8,115.9          7,798.6

Accounts payable and other liabilities                                                952.6          1,004.1
Income taxes payable                                                                  435.6            407.0

Stockholder's equity:
    Preferred stock - authorized, 250,000 shares
        without par value: none issued
    Common stock - authorized, 2,500,000 shares of
        $10 par value; issued and outstanding
        1,464,285 shares                                                               14.6             14.6
    Additional paid-in capital                                                      1,575.5          1,532.9
    Retained earnings                                                                  72.4             48.0
    Component of other cumulative
        comprehensive income:
        Foreign currency translation adjustments                                      (23.0)            (5.6)
                                                                                -----------      -----------
                  Total Stockholder's Equity                                        1,639.5          1,589.9
                                                                                -----------      -----------
                                                                                $  11,143.6      $  10,799.6
                                                                                ===========      ===========



                              TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                                  --------

                                      CONSOLIDATED STATEMENT OF INCOME

                                           (Amounts in millions)



                                                                               Three months ended
                                                                                    March 31,
                                                                               1999           1998

REVENUES
Finance charges and other fees                                             $    196.1     $    167.1
Leasing revenues                                                                170.3          185.7
Other                                                                            47.1           19.5
                                                                           ----------     ----------
        Total revenues                                                          413.5          372.3

EXPENSES
Interest and debt expense                                                       109.3           94.3
Depreciation on equipment held for lease                                         71.6           67.5
Salaries and other operating expenses                                           169.2           14.3
Provision for losses on receivables                                              20.9          154.5
                                                                           ----------     ----------
        Total expenses                                                          371.0          330.6

Income before income taxes                                                       42.5           41.7
Income taxes                                                                     18.1           14.2
                                                                           ----------     ----------

Net Income                                                                 $     24.4     $     27.5
                                                                           ==========     ==========

Ratio of earnings to fixed charges                                               1.37           1.41
                                                                           ==========     ==========




                               TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                                  --------

                                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                             (Amounts in millions)



                                                                                       Three months ended
                                                                                             March 31,
                                                                                       1999           1998

OPERATING ACTIVITIES
Net income                                                                       $     24.4       $     27.5
Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization                                                 79.2             72.8
         Provision for losses on receivables                                           20.9             14.3
         Amortization of discount on long-term debt                                     3.6              2.9
         Change in accounts payable and other liabilities                             (79.1)          (166.7)
         Change in income taxes payable                                                18.0             50.1
         Other                                                                        (62.5)           180.3
                                                                                 ----------       ----------
Net cash provided by operating activities                                               4.5            181.2

INVESTING ACTIVITIES
Finance receivables originated                                                     (5,716.8)        (4,791.9)
Finance receivables collected and sold                                              5,361.9          4,582.7
Purchase of property and equipment                                                   (128.9)           (86.9)
Sales of property and equipment                                                        11.2             36.3
Purchase of finance receivables from Whirlpool Finance Corporation                                    (351.9)
Other                                                                                  91.1             (9.8)
                                                                                 ----------       ----------
Net cash used by investing activities                                                (381.5)          (621.5)

FINANCING ACTIVITIES
Proceeds from debt financing                                                        2,250.2            956.8
Payment of debt                                                                    (1,916.2)          (590.2)
Capital contributions from parent                                                      42.5             38.3
                                                                                 ----------       ----------

Net cash provided by financing activities                                             376.5            404.9
                                                                                 ----------       ----------

Decrease in cash and cash equivalents                                                  (0.5)           (35.4)
Cash and cash equivalents at beginning of year                                         51.2             70.1
                                                                                 ----------       ----------
     Cash and cash equivalents at end of period                                  $     50.7       $     34.7
                                                                                 ==========       ==========



                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                -----------------

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                              (Amounts in millions)



                                                     Three months ended
                                                           March 31,
                                                  1999               1998



Balance at beginning of year                    $    48.0       $
Net income                                           24.4             27.5
                                                ---------       ----------

Balance at end of period                        $    72.4         $   27.5
                                                =========         ========



Item 2.  Management's Narrative Analysis of Results of Operations



                             REVENUES AND INCOME BY LINE OF BUSINESS
                                     (Amounts in millions)



                                                       Three months ended March 31,
                                                      Revenues              Income
                                                   1999      1998       1999       1998


Commercial lending                              $ 205.4    $ 164.6    $  18.6    $  18.0
Leasing                                           202.9      203.2       12.9       15.6
Other                                               5.2        4.5       (2.4)      (2.7)
Amortization of goodwill                                                 (4.7)      (3.4)
                                                -------    -------    -------    -------
                                                $ 413.5    $ 372.3    $  24.4    $  27.5
                                                =======    =======    =======    =======



Commercial Lending

         Commercial lending net income for the first quarter of 1999 was $14.4 million compared to $15.1 million for the first quarter of 1998. Income, before the amortization of goodwill, for the first quarter of 1999 increased $600,000 (3%) from the first quarter of 1998. Operating results for 1999 include after tax gains of $500,000 on the sale and securitization of inventory floorplan and equipment lease finance receivables. Prior year operating results included a $3 million tax benefit from tax matters resolved in 1998, a $2.1 million after tax charge for losses and restructuring of the insurance premium finance business and a $2.1 million gain on the sale and securitization of floorplan finance receivables. Excluding the above items, commercial lending income before the amortization of goodwill increased $3.1 million (21%) over the first quarter of 1998. Higher average net receivables outstanding contributed to the growth in operating income.

         Revenues in the first quarter of 1999 increased $40.8 million (25%) over the first quarter of 1998 principally as a result of growth in average net receivables outstanding and higher servicing and other income on securitized receivables.

         Interest expense increased $15.4 million (32%) in the first quarter of 1999 as compared to the comparable 1998 period due to a higher average interest rate on borrowings and to higher average outstanding debt as a result of growth in average net receivables. Operating expenses rose $15.7 million (20%) mainly as result of startup costs related to product line expansion and servicing of receivables. The provision for losses on receivables increased $4.3 million (31%) due primarily to higher credit losses. Credit losses, net of recoveries, on an annualized basis as a percentage of average net receivables outstanding were 1.02% for the first quarter of 1999 compared to 0.57% for the first quarter of 1998.

         Net commercial finance receivables outstanding at March 31,1999, increased $327.4 million (6%) from December 31, 1998 due to continued growth in each business unit. During the first quarter of 1999, the commercial lending operation securitized $275 million of floorplan and equipment lease finance receivables. Management has established an allowance for losses equal to 1.91% of net commercial finance receivables outstanding as of March 31, 1999 compared to 1.99% at December 31, 1998.

         Delinquent receivables are defined as the instalment balance for inventory finance and business credit asset based lending receivables more than 60 days past due, and the receivables balance for all other receivables over 60 days past due. At March 31,1999, delinquent receivables were $74.8 million
(1.18% of receivables outstanding) compared to $98.6 million (1.63% of receivables outstanding) at December 31, 1998. The decline resulted from lower delinquency in the equipment leasing portfolio.

         Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent for non credit card receivables or at such earlier time as full collectibility becomes doubtful. Nonearning receivables on revolving credit card accounts are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $59.7 million (0.94% of receivables outstanding) at March 31, 1999 compared to $65.7 million (1.09% of receivables outstanding) at December 31, 1998.

Leasing

         In the first quarter of 1999, the leasing operation reported net income of $12.4 million compared to $15.1 million in the first quarter of 1998. Income, before the amortization of goodwill, for the first quarter of 1999 decreased $2.7 million (18%) primarily due to fewer container units on hire and higher operating costs which were partially offset by a $4.9 million benefit from the termination of a tax-based leveraged lease and improved earnings from a larger portfolio of finance leases.

         Revenues were flat between the first quarter of 1999 and 1998. Trade imbalances between Asia, the United States and Europe reduced revenues due to lower levels of containers on-hire and per diem rates. Offsetting these decreases were increased revenue from a larger portfolio of finance leases, more on-hire chassis and the previously mentioned favorable termination of a tax-based leveraged lease arrangement.

         Expenses for 1999 increased from 1998 as a result of more strategic positioning expenditures associated with the movement of container equipment to meet anticipated demand in the Asian market and higher interest costs on the larger portfolio of finance leases.

         The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 77% for the first quarter of 1999 compared to 79% in the first quarter of 1998. Rail trailer utilization was 81% for the first quarter of 1999 compared to 79% in the first quarter of 1998. European trailer utilization was 80% for the first quarter of 1999 compared to 90% in the first quarter of 1998. However, European trailer revenue was unaffected as higher long-term rental revenues offset lower short term rental revenues associated with less on hires due to a softness in industrial economic activity in key European markets.

Other

     The loss from other operations for the first quarter of 1999 was $300,000 less than the same period of 1998. This decrease primarily resulted from the improved performance of the reverse mortgage portfolio, which is held for sale.

Comprehensive Income

         In accordance with Financial Accounting Standard No. 130, Reporting Comprehensive Income, comprehensive income for the nine months ended March 31, 1999 and 1998 comprised (amounts in millions):



                                                                    Three months ended
                                                                        March 31,
                                                                   1999             1998


Net Income                                                      $    24.4        $    27.5
Other comprehensive income, net of tax:
    Foreign currency translation adjustments                        (17.4)            (2.7)
                                                                ---------        ---------

Comprehensive income                                            $     7.0        $    24.8
                                                                =========        =========



Derivatives

         The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the cash flows from the Company's interest-earning assets and the cash flows related to its liabilities that mature or are repriced in specified periods. In the normal course of its operations, the Company hedges some of its interest rate risk with derivative financial instruments. These derivatives comprise primarily interest rate swap agreements

         Derivative financial instruments with a notional amount of $2.3 billion at March 31, 1999 and $1.6 billion at December 31, 1998 and designated as hedges of the Company's liabilities were outstanding.

         While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At March 31, 1999, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of the Company's liability hedges at March 31, 1999 and December 31, 1998 was a net benefit of $113.5 million and $59.9 million comprising agreements with aggregate gross benefits of $118.4 million and $62.2 million and agreements with aggregate gross obligations of $4.9 million and $2.3 million.

Year 2000 Issue

         The Company has developed a plan to modify its information systems to ensure the readiness of our business applications, operating systems and hardware on mainframes, servers and personal computers, and wide and local area networks to recognize the Year 2000. The plan also addresses non-information technology embedded software and equipment, the readiness of key business partners, and updating business continuity plans.

         The project has four phases: (1) problem determination, (2) planning and resource acquisition, (3) remediation and (4) testing and acceptance. During phase one, the Company determined the size and scope of the problem and prepared an inventory of the hardware, software, interfaces and other items that may be affected. In addition, software code was scanned and third parties were contacted to determine the status of their efforts. During phase two, the Company assessed the risks and decided whether to fix, replace, discard, or test the items identified in the inventory, prepared a project plan and allocated appropriate resources as necessary. Phase three covers remediation where date occurrences in internally maintained systems are analyzed and corrected and software and hardware are replaced where necessary. In addition, operating systems that interface with outside parties are examined in more detail and modified if required. Phase four includes testing and acceptance of all software, hardware, third party interfaces and related items to ensure they will work in a number of different Year 2000 scenarios.

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

         The commercial lending operation had completed substantially all of the remediation phase as of March 31, 1999. As of March 31, 1999, testing was well underway and is expected to be substantially finished by June 1999. The commercial lending operating systems in Europe, which affect a small percentage of the business, are being developed and tested for implementation in July 1999.

         The leasing operation had completed the remediation and testing phases as of March 31, 1999. In addition to the systems remediated and tested, the customer service, fleet management and equipment repair and maintenance system is scheduled for replacement in June 1999.

         The projected total cost associated with required modifications to become ready for the Year 2000 is approximately $10 million. These costs are being expensed as incurred and funded through operations. At this time there can be no assurance that these estimates will not be exceeded and actual results may differ significantly from those projected. Some factors that may cause actual expenditures to differ include the availability and cost of trained personnel and the ability to locate and correct all relevant computer problems. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The total amount expended on the project through March 31, 1999, was $7.7 million. The Company does not expect the project to have a significant effect on its financial condition or results of operations.

         The Company believes it will achieve Year 2000 readiness; however, the size and complexity of its systems and the need for them to interface with other systems internally and with those of customers, vendors, partners and other outside parties, creates the possibility that some of these systems may experience Year 2000 problems. Specific factors that give rise to this concern include a possible loss of qualified resources, failure to identify and remediate all affected systems, noncompliance by third parties whose systems and operations interface with the Company's systems and other similar uncertainties. The Company is developing contingency plans to minimize any possible disruptions.

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

Date:    April 29, 1999