Form 10-Q/A
period 1999-03-31
TRANSAMERICA FINANCE CORP
filed 1999-05-07
CIK 99193

Page 1

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q/A


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

Page 2
                                 Amendment No. 1

Transamerica Finance Corporation hereby amends, as set forth below, its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 filed on April 29, 1999 to correct the typographical errors shown on the line items "Salaries and other operating expenses" and "Provision for losses on receivables" in its "Consolidated Statement Of Income for the Three months ended March 31, 1998."



                         TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                           --------

                                 CONSOLIDATED STATEMENT OF INCOME

                                         (Amounts in millions)


                                                                       Three months ended
                                                                            March 31,
                                                                      1999           1998

REVENUES
Finance charges and other fees                                    $    196.1     $    167.1
Leasing revenues                                                       170.3          185.7
Other                                                                   47.1           19.5
                                                                  ----------     ----------
        Total revenues                                                 413.5          372.3

EXPENSES
Interest and debt expense                                              109.3           94.3
Depreciation on equipment held for lease                                71.6           67.5
Salaries and other operating expenses                                  169.2          154.5
Provision for losses on receivables                                     20.9           14.3
                                                                  ----------     ----------
        Total expenses                                                 371.0          330.6

Income before income taxes                                              42.5           41.7
Income taxes                                                            18.1           14.2
                                                                  ----------     ----------

Net Income                                                        $     24.4     $     27.5
                                                                  ==========     ==========

Ratio of earnings to fixed charges                                      1.37           1.41
                                                                        ====           ====


                                Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA FINANCE CORPORATION
(Registrant)



Burton E. Broome
Vice President and Controller
(Chief Accounting Officer)

Date:    May 6, 1999