Form 10-Q
period 1999-06-30
TRANSAMERICA FINANCE CORP
filed 1999-07-29
CIK 99193

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1999


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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Number of shares of Common Stock, $10 par value, outstanding as of close of business on July 28, 1999: 1,464,285.

                        TRANSAMERICA FINANCE CORPORATION

                                    FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.


         The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company") for the periods ended June 30, 1999 and 1998, and the balance sheet as of December 31, 1998 do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Company's businesses.

                                    * * * * *

         On July 21, 1999, Transamerica Corporation, which owns all of the Company's outstanding common stock, announced that its merger with a subsidiary of AEGON N.V., a Netherlands based international life insurance group, was completed. As a result, Transamerica Corporation is now a direct subsidiary of AEGON N.V.

         The consolidated ratio of earnings to fixed charges was computed by dividing net income before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor.


                          TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                             ---------
                                     CONSOLIDATED BALANCE SHEET

                            (Amounts in millions except for share data)


                                                                          June 30,          December 31,
                                                                            1999               1998


Assets:
Cash and cash equivalents                                               $      73.0       $      51.2

Finance receivables
         Less unearned fees ($608.8 in 1999 and                             7,555.9           6,943.7
            $521.2 in 1998) and allowance for losses                          736.5             645.3
                                                                        -----------       -----------
                                                                            6,819.4           6,298.4

Property and equipment less accumulated depreciation
  of $1,402.3 in 1999 and $1,300 in 1998:
         Land, buildings and equipment                                         55.3              49.1
         Equipment held for lease                                           3,044.2           3,038.0
Goodwill, less accumulated amortization of
   $181.9 in 1999 and $172.6 in 1998                                          416.2             423.4
Assets held for sale                                                            6.3             180.8
Other assets                                                                  706.7             758.7
                                                                        -----------       -----------
                                                                        $  11,121.1       $  10,799.6
                                                                        ===========       ===========

Liabilities and Stockholder's Equity:
Debt:
         Unsubordinated                                                 $   7,617.9       $   7,365.4
         Subordinated                                                         381.1             433.2
                                                                        -----------       -----------
                  Total debt                                                7,999.0           7,798.6

Accounts payable and other liabilities                                      1,062.4           1,004.1
Income taxes payable                                                          461.5             407.0

Stockholder's equity:
         Preferred stock --authorized, 250,000
              without par value; none issued
         Common stock--authorized, 2,500,000
              shares of $10 par value; issued and
              outstanding 1,464,285 shares                                     14.6              14.6
         Additional paid-in capital                                         1,575.5           1,532.9
         Retained earnings                                                     27.4              48.0
         Component of other cumulative
              comprehensive income:
              Foreign currency translation adjustments                        (19.3)             (5.6)
                                                                        -----------       -----------
                  Total stockholder's equity                                1,598.2           1,589.9
                                                                        -----------       -----------
                                                                        $  11,121.1       $  10,799.6
                                                                        ===========       ===========




                                           TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                                                 -------

                                                   CONSOLIDATED STATEMENT OF INCOME
                                                         (Amounts in millions)



                                                         Six months ended          Three months ended
                                                             June 30,                   June 30,

                                                         1999        1998          1999          1998


REVENUES
Finance charges and other fees                         $409.6      $343.0          $213.5       $175.9
Leasing revenues                                        340.8       367.0           170.5        181.3
Other                                                    98.4        43.7            51.3         24.2
                                                       ------      ------          ------       ------

                  Total revenues                        848.8       753.7           435.3        381.4

EXPENSES
Interest and debt expense                               219.1       188.3           109.8         94.0
Depreciation on equipment held for lease                144.4       136.5            72.8         69.0
Salaries and other operating expenses                   331.6       299.7           162.4        145.2
Provision for losses on receivables                      39.7        26.0            18.8         11.7
                                                       ------      ------          ------       ------

                  Total expenses                        734.8       650.5           363.8        319.9
                                                       ------      ------          ------       ------

Income before income taxes                              114.0       103.2            71.5         61.5
Income taxes                                             44.9        39.0            26.8         24.8
                                                       ------      ------          ------       ------

Net income                                             $ 69.1      $ 64.2          $ 44.7       $ 36.7
                                                       ======      ======          ======       ======


Consolidated ratio of earnings
   to fixed charges                                      1.49        1.51
                                                         ====        ====






                                       TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                                          ---------
                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (Amounts in millions)



                                                                          Six months ended
                                                                              June 30,


                                                                          1999         1998

OPERATING ACTIVITIES
Net income                                                             $   69.1      $  64.2
Adjustments to reconcile net income
    to net cash provided by operating activities:
        Depreciation and amortization                                     159.7        147.8
        Provision for losses on receivables                                39.7         26.0
        Amortization of discount on long-term debt                          7.4          6.0
        Change in accounts payable and other
             liabilities                                                   78.0       (232.6)
        Change in income taxes payable                                     39.2         64.8
        Other                                                            (104.4)       179.1
                                                                       --------      -------

Net cash provided by operating activities                                 288.7        255.3


INVESTING ACTIVITIES
Finance receivables originated                                        (12,509.4)    (9,819.7)
Finance receivables collected and sold                                 11,951.7     10,066.6
Purchase of property and equipment                                       (241.2)      (165.4)
Sales of property and equipment                                            30.1         66.0
Purchase of finance receivables from
      Whirpool Finance Corporation                                                    (378.4)
Proceeds from sale of Transamerica HomeFirst                              200.0
Other                                                                     130.0         (9.5)
                                                                      ---------     --------

Net cash used by investing activities                                    (438.8)      (240.4)


FINANCING ACTIVITIES
Proceeds from debt financing                                            3,495.1        951.9
Payments of debt                                                       (3,276.0)      (893.3)
Net capital contributions from parent                                      42.5          9.7
Cash dividends paid                                                       (89.7)       (64.2)
                                                                      ---------     --------

Net cash provided by financing activities                                 171.9          4.1
                                                                      ---------     --------

Increase in cash and cash equivalents                                      21.8         19.0
Cash and cash equivalents at beginning of year                             51.2         70.1
                                                                      ---------     --------

         Cash and cash equivalents at end of period                   $    73.0     $   89.1
                                                                      =========     ========





                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                              (Amounts in millions)



                                           Six months ended
                                                June 30,

                                           1999          1998



Balance at beginning of year             $  48.0
Net income                                  69.1      $  64.2
Dividends                                  (89.7)       (64.2)
                                         -------      -------
Balance at end of period                 $  27.4      $  --
                                         =======      =======





Item 2.   Management's Narrative Analysis of Results of Operations




                                                   REVENUES AND INCOME BY LINE OF BUSINESS
                                                            (Amounts in millions)


                                                         Six months ended June 30,                   Second Quarter
                                                     Revenues                Income(loss)             Income(loss)
                                                1999         1998         1999         1998         1999        1998





Commercial lending                             $ 426.4      $ 340.5     $  47.8       $  47.0      $  29.2    $  29.0
Leasing                                          398.7        404.1        23.7          31.2         10.8       15.6
Other                                             23.7          9.1         6.9          (6.7)         9.3       (4.0)
Amortization of goodwill                                                   (9.3)         (7.3)        (4.6)      (3.9)
                                               -------      -------     -------       -------      -------    -------

                                               $ 848.8      $ 753.7     $  69.1       $  64.2      $  44.7    $  36.7
                                               =======      =======     =======       =======      =======    =======




Commercial Lending

Commercial Lending comprises the Company's distribution finance, business credit and equipment finance operations. Commercial lending net income for the first half and second quarter of 1999 was $39.5 million and $25.1 million compared to $40.7 million and $25.6 million for the comparable periods of 1998. Income before the amortization of goodwill, for the first half and second quarter of 1999 increased $800,000 (2%) and $200,000 (-%) from 1998's first half and second quarter.

Operating results for the second quarter of 1999 included after tax gains of $900,000 on the sale and securitization of retail revolving credit card receivables and $300,000 on the sale and securitization of inventory floorplan and equipment lease finance receivables. Operating results for the second quarter of 1998 included $3.2 million in after tax gains on the sale and securitization of inventory floorplan and equipment lease finance receivables. Operating results for the six months ended June 30, 1999 included after tax gains of $1.7 million from the sale and securitization of inventory floorplan, equipment lease finance and retail revolving credit card receivables. Operating results for the first six months of 1998 included $5.3 million of after tax gains on the securitization of inventory floorplan and equipment lease finance receivables, a first quarter $3 million tax benefit from the resolution of prior year tax matters and a first quarter $2.1 million after tax charge for losses and the restructuring of the insurance premium finance business. Excluding the above items, commercial lending income before the amortization of goodwill for the first six months and second quarter of 1999 increased $5.3 million (13%) and $2.2 million (8%) over the comparable prior year periods. Higher average net receivables outstanding contributed to the growth in operating income.

Revenues in the first half and second quarter of 1999 increased $85.9 million (25%) and $45.1 million (26%) over the corresponding 1998 periods. Revenues rose principally as a result of growth in average net receivables outstanding and higher servicing and other income on securitized receivables.

Interest expense increased $32 million (32%) and $16.7 million (33%) in the first half and second quarter of 1999 over the comparable periods of 1998 due to higher average debt levels needed to support receivables growth. Operating expenses for the first six months and second quarter of 1999 increased $37.9 million (26%) and $22.1 million (32%) over the corresponding 1998 periods primarily as a result of costs related to product line expansion and servicing of receivables. The provision for losses on receivables for the first half and second quarter of 1999 increased $10.1 million (41%) and $5.9 million (51%) from the corresponding 1998 periods. The increase was attributable to receivables growth and higher credit losses. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.93% for the first half and 0.85% for the second quarter of 1999 compared to 0.68% and 0.79% for the comparable periods of 1998.

Net commercial finance receivables outstanding at June 30,1999, increased $444.8 million (8%) from December 31, 1998. During the first half of 1999, the commercial lending operation securitized $400 million of inventory floorplan and equipment lease finance receivables and $150 million of retail revolving credit card receivables. Management has established an allowance for losses equal to 1.83% of net commercial finance receivables outstanding as of June 30, 1999 compared to 1.99% at December 31, 1998.

Delinquent receivables are defined as the instalment balance for inventory finance and business credit asset based lending receivables more than 60 days past due and the receivable balance for all other receivables over 60 days past due. At June 30, 1999, delinquent receivables were $71.6 million (1.10% of receivables outstanding) compared to $98.6 million (1.63% of receivables outstanding) at December 31, 1998. The decline occurred primarily in the equipment leasing portfolio.

Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent for non credit card receivables or at such earlier time as full collectibility becomes doubtful. Nonearning receivables on revolving credit card accounts are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $64.7 million (0.99% of receivables outstanding) at June 30, 1999 compared to $65.7 million (1.09% of receivables outstanding) at December 31, 1998.

Leasing

Leasing comprises the Company's marine container, structured finance, domestic products, tank containers and European trailer operations. Leasing net income for the first half and second quarter of 1999 was $22.7 million and $10.2 million compared to $30.2 million and $15 million for the first half and second quarter of 1998.

Leasing income, before the amortization of goodwill, for the first half and second quarter of 1999, decreased $7.5 million (24%) and $4.8 million (31%) versus the first half and second quarter of 1998. Earnings in 1999 were lower in both periods as a result of fewer marine container units on hire and higher operating costs which were partially offset by improved earnings from a larger portfolio of finance leases and in the six month period by the $4.9 million first quarter benefit from the termination of a tax-based leveraged lease.

Revenue for the first half and second quarter of 1999 decreased $5.4 million (1%) and 5.1 million (3%) versus the first half and second quarter of 1998. Trade imbalances between Asia, the United States and Europe, and an over supply of container equipment negatively affected container on-hire levels and rental rates. Weak economic conditions in Europe had a negative impact on short term trailers on hire. Partially offsetting these decreases were increased revenue from a larger portfolio of finance leases and in the six month period by the first quarter favorable termination of a tax-based leverage lease agreement.

Expenses for the first half and second quarter of 1999 increased $6.7 million (2%) and $3.1 million (2%) over the corresponding 1998 periods, mainly due to strategic positioning expenditures during the first half associated with the movement of dry container equipment to meet anticipated demand in the Asian market. Operating costs during the first half and second quarter increased primarily due to higher storage and repair activity. Additionally, interest expense was higher primarily due to the growth in the finance lease business while lower year 2000 conversion costs led to lower selling and administrative expenses in both the six months and second quarter of 1999 compared to the same periods in 1998.

The combined utilization of dry containers, special containers, refrigerated containers, domestic containers, tank containers and chassis averaged 76% and 75% for the first half and second quarter of 1999 compared to 79% for both the first half and second quarter of 1998. Rail trailer utilization was 81% for both the first half and second quarter of 1999 compared to 79% and 80% for the first half and second quarter of 1998. European trailer utilization was 80% for both the first half and second quarter of 1999 compared to 90% and 91% for the first half and second quarter of 1998.


Other

         The favorable results in other operations were primarily due to an $11 million after tax gain on the sale of Transamerica HomeFirst in June 1999, and improved operating results at Transamerica HomeFirst in the period leading up to its sale compared to the first half and second quarter of 1998.

Comprehensive Income

         In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, comprehensive income for the periods indicated comprised (amounts in millions):


                                                     Six months ended June 30,               Three months ended June 30,
                                                       1999           1998                     1999              1998



Net income                                           $ 69.1          $ 64.2                   $ 44.7             $ 36.7
Other comprehensive income, net of tax:
    Foreign currency translation adjustments          (13.7)            2.1                      3.7                4.8
                                                     ------          ------                   ------             ------
Comprehensive income                                 $ 55.4          $ 66.3                   $ 48.4             $ 41.5
                                                     ======          ======                   ======             ======



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

         Derivative financial instruments with a notional amount of $2.4 billion at June 30, 1999 and $1.6 billion at December 31, 1998 and designated as hedges of the Company's liabilities were outstanding.

         While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At June 30, 1999, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of the Company's liability hedges at June 30, 1999 and December 31, 1998 was a net benefit of $9.2 million and $59.9 million comprising agreements with aggregate gross benefits of $15.2 million and $62.2 million and agreements with aggregate gross obligations of $6 million and $2.3 million.

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

         The commercial lending operation had completed substantially all of the remediation and testing phases as of June 30, 1999. The commercial lending operating systems in Europe were fully tested and implemented in July 1999.

         The leasing operation had completed the remediation and testing phases as of June 30, 1999.

         The projected total cost associated with required modifications to become ready for the Year 2000 is approximately $11 million. These costs are being expensed as incurred and funded through operations. At this time there can be no assurance that these estimates will not be exceeded and actual results may differ significantly from those projected. Some factors that may cause actual expenditures to differ include the availability and cost of trained personnel and the ability to locate and correct all relevant computer problems. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The total amount expended on the project through June 30, 1999, was $9.8 million. The Company does not expect the project to have a significant effect on its financial condition or results of operations.

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

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

             12  Computation of Consolidated Ratio of Earnings to Fixed Charges.

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



Date:    July 28, 1999