Form 10-Q
period 1999-09-30
TRANSAMERICA FINANCE CORP
filed 1999-11-12
CIK 99193

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1999


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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Number of shares of Common Stock, $10 par value, outstanding as of close of business on November 5, 1999: 1,464,285.

                        TRANSAMERICA FINANCE CORPORATION

                                    FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements


     The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company") for the periods ended September 30, 1999 and 1998, and the balance sheet as of December 31, 1998 do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year for most of the Company's businesses.

                                    * * * * *

     On July 21, 1999, Transamerica Corporation, which owns all of the Company's outstanding common stock, completed its merger with a subsidiary of AEGON N. V., a Netherlands based international life insurance group. As a result, Transamerica Corporation is now a direct subsidiary of AEGON N. V.

     The consolidated ratio of earnings to fixed charges was computed by dividing net income before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor.


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                  -------------
                           CONSOLIDATED BALANCE SHEET

                   (Amounts in millions except for share data)

                                                                     September 30,          December 31,
                                                                         1999                   1998

Assets:
Cash and cash equivalents                                             $    118.5             $     51.2

Finance receivables                                                      8,292.9                6,943.7
         Less unearned fees ($666.4 in 1999 and
            $521.2 in 1998) and allowance for losses                       799.6                  645.3
                                                                      ----------             ----------
                                                                         7,493.3                6,298.4

Property and equipment less accumulated depreciation
   of $1,469.9 in 1999 and $1,300 in 1998:
         Land, buildings and equipment                                      61.5                   49.1
         Equipment held for lease                                        3,019.9                3,038.0
Goodwill, less accumulated amortization of
   $186.6 in 1999 and $172.6 in 1998                                       411.8                  423.4
Assets held for sale                                                         6.7                  180.8
Other assets                                                               746.6                  758.7
                                                                      ----------             ----------
                                                                      $ 11,858.3             $ 10,799.6
                                                                      ==========             ==========

Liabilities and Stockholder's Equity:
Debt:
         Unsubordinated                                               $  8,191.7             $  7,365.4
         Subordinated                                                      371.1                  433.2
                                                                      ----------             ----------
                  Total debt                                             8,562.8                7,798.6

Accounts payable and other liabilities                                   1,149.0                1,004.1
Income taxes payable                                                       474.9                  407.0

Stockholder's equity:
         Preferred stock --authorized, 250,000
              without par value; none issued
         Common stock--authorized, 2,500,000
              shares of $10 par value; issued and
              outstanding 1,464,285 shares                                  14.6                   14.6
         Additional paid-in capital                                      1,631.7                1,532.9
         Retained earnings                                                  36.1                   48.0
         Component of other cumulative
              comprehensive income:
              Foreign currency translation adjustments                     (10.8)                  (5.6)
                                                                      ----------             ----------
Total stockholder's equity                                               1,671.6                1,589.9
                                                                      ----------             ----------
                                                                      $ 11,858.3             $ 10,799.6
                                                                      ==========             ==========


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                                 ---------------

                        CONSOLIDATED STATEMENT OF INCOME
                              (Amounts in millions)

                                                    Nine months ended               Three months ended
                                                      September 30,                    September 30,

                                                   1999          1998              1999           1998

REVENUES
Finance charges and other fees                  $   629.0     $     513.6       $    219.4     $     170.6
Leasing revenues                                    512.8           548.5            172.0           181.5
Other                                               129.4            71.9             31.0            28.2
                                                ---------     -----------       ----------     -----------

                  Total revenues                  1,271.2         1,134.0            422.4           380.3

EXPENSES
Interest and debt expense                           327.5           279.9            108.4            91.6
Depreciation on equipment held for lease            218.5           207.1             74.1            70.6
Salaries and other operating expenses               496.1           450.5            164.5           150.8
Provision for losses on receivables                  60.2            39.4             20.5            13.4
                                                ---------     -----------       ----------     -----------

                  Total expenses                  1,102.3           976.9            367.5           326.4
                                                ---------     -----------       ----------     -----------

Income before income taxes                          168.9           157.1             54.9            53.9
Income taxes                                         66.1            59.8             21.2            20.8
                                                ---------     -----------       ----------     -----------

Net income                                      $   102.8     $      97.3       $     33.7     $      33.1
                                                =========     ===========       ==========     ===========


Consolidated ratio of earnings
   to fixed charges                                  1.49            1.53
                                                     ====            ====


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                  ------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Amounts in millions)

                                                                        Nine months ended
                                                                          September 30,
                                                                     1999             1998

OPERATING ACTIVITIES
Net income                                                        $    102.8       $    97.3
Adjustments to reconcile net income
    to net cash provided by operating activities:
        Depreciation and amortization                                  243.1           224.6
        Provision for losses on receivables                             60.2            39.4
        Amortization of discount on long-term debt                      12.1             9.2
        Change in accounts payable and other
             liabilities                                               145.9          (141.2)
        Change in income taxes payable                                  52.6            78.5
        Other                                                          (88.9)          220.7
                                                                  ----------       ---------

Net cash provided by operating activities                              527.8           528.5


INVESTING ACTIVITIES
Finance receivables originated                                     (19,538.9)      (15,918.0)
Finance receivables collected and sold                              18,301.8        15,342.1
Purchase of property and equipment                                    (300.3)         (300.9)
Sales of property and equipment                                         47.9            83.7
Purchase of finance receivables from
      Whirlpool Finance Corporation                                                    (386.4)
Proceeds from sale of Transamerica HomeFirst                           200.0
Other                                                                   74.6             4.2
                                                                  ----------       ---------

Net cash used by investing activities                               (1,214.9)       (1,175.3)


FINANCING ACTIVITIES
Proceeds from debt financing                                         5,382.9         1,776.4
Payments of debt                                                    (4,612.6)       (1,143.6)
Net capital contributions from parent                                   98.8            78.0
Cash dividends paid                                                   (114.7)          (92.8)
                                                                  ----------       ---------

Net cash provided by financing activities                              754.4           618.0
                                                                  ----------       ---------

Increase (decrease) in cash and cash equivalents                        67.3           (28.8)
Cash and cash equivalents at beginning of year                          51.2            70.1
                                                                  ----------       ---------

         Cash and cash equivalents at end of period               $    118.5       $    41.3
                                                                  ==========       =========


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                              (Amounts in millions)

                                                        Nine months ended
                                                          September 30,

                                                      1999                1998


Balance at beginning of year                       $    48.0
Net income                                             102.8           $   97.3
Dividends                                             (114.7)             (92.8)
                                                   ---------           --------
Balance at end of period                           $    36.1           $    4.5
                                                   =========           ========





Item 2.   Management's Narrative Analysis of Results of Operations




                     REVENUES AND INCOME BY LINE OF BUSINESS
                              (Amounts in millions)

                                            Nine months ended September 30,                           Third Quarter
                                          Revenues                   Income (loss)                     Income (loss)
                                      1999         1998           1999          1998                 1999          1998



Commercial lending                 $   650.8   $    511.4       $    77.7     $   72.3            $    29.9     $   25.3
Leasing                                596.7        608.5            33.1         44.7                  9.4         13.5
Other                                   23.7         14.1             5.7         (8.4)                (1.2)        (1.7)
Amortization of goodwill                                            (13.7)       (11.3)                (4.4)        (4.0)
                                   ---------   ----------       ---------     --------            ---------     --------

                                   $ 1,271.2   $  1,134.0       $   102.8     $   97.3            $    33.7     $   33.1
                                   =========   ==========       =========     ========            =========     ========

Commercial Lending

     Commercial Lending comprises the Company's distribution finance, business credit and equipment finance operations. Commercial lending net income for the first nine months and third quarter of 1999 was $65.6 million and $26.1 million compared to $62.6 million and $21.8 million for the comparable periods of 1998. Income, before the amortization of goodwill, for the first nine months and third quarter of 1999 increased $5.4 million (8%) and $4.6 million (19%) from 1998's nine months and third quarter. Operating results for the first nine months of 1999 included $1.7 million in after tax gains from the sale and securitization of finance receivables. There were no gains from the sale and securitization of finance receivables in the third quarters of 1999 or 1998. The first nine months of 1998 included $5.3 million in after tax gains from the sale and securitization of finance receivables, a first quarter $3 million tax benefit from the resolution of prior year tax matters, and a first quarter $2.1 million after tax charge for losses and the restructuring of the insurance premium finance business. Excluding the above items, commercial lending income before the amortization of goodwill for the first nine months of 1999 increased $9.9 million (15%) over the comparable prior year period. Higher margins resulting from higher average net receivables outstanding contributed to the increased profits and more than offset increased operating expenses and provision for losses on receivables in the first nine months and third quarter of 1999 compared to the same periods of 1998.

     Revenues in the first nine months and third quarter of 1999 increased $139.4 million (27%) and $53.4 million (31%) over the corresponding 1998 periods. Revenues rose principally as a result of growth in average net receivables outstanding and higher servicing and other income on securitized receivables.

     Interest expense increased $53.2 million (36%) and $21.1 million (45%) in the first nine months and third quarter of 1999 due to higher average debt levels needed to support receivable growth. Operating expenses for the first nine months and third quarter of 1999 increased $55.6 million (25%) and $17.8 million (25%) primarily as a result of costs related to product line expansion and servicing of receivables. The provision for losses on receivables for the first nine months and third quarter of 1999 increased $16.9 million (45%) and $6.8 million (53%) from the corresponding 1998 periods principally as a result of growth in receivables. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.90% for the first nine months and 0.83% for the third quarter of 1999 compared to 0.70% and 0.73% for the comparable periods of 1998.

     Net commercial finance receivables outstanding at September 30, 1999, increased $1.1 billion (19%) from December 31, 1998 due to continued growth in each of the business segments. During the first nine months of 1999, the commercial lending operation securitized approximately $250 million of inventory floorplan receivables, $150 million of equipment lease finance receivables and $150 million of retail revolving credit card receivables. Management has established an allowance for losses equal to 1.72% of net commercial finance receivables outstanding as of September 30, 1999 compared to 1.99% at December 31, 1998.

     Delinquent receivables are defined as the instalment balance for inventory finance and business credit asset based lending receivables more than 60 days past due and the receivable balance for all other receivables over 60 days past due. At September 30, 1999, delinquent receivables were $71.5 million (0.99% of receivables outstanding) compared to $98.6 million (1.63% of receivables outstanding) at December 31, 1998. The decline resulted from lower delinquency in the equipment leasing portfolio.

     Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent for non credit card receivables or at such earlier time as full collectibility becomes doubtful. Nonearning receivables on revolving credit card accounts are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $77.8 million (1.08% of receivables outstanding) at September 30, 1999 compared to $65.7 million (1.09% of receivables outstanding) at December 31, 1998.

Leasing

     Leasing comprises the Company's marine container, structured finance, domestic products, tank containers, and European trailer operations. Leasing net income for the first nine months and third quarter of 1999 was $31.6 million and $8.9 million compared to $43.2 million and $13 million for the comparable periods of 1998.

     Leasing income, before the amortization of goodwill, decreased $11.6 million (26%) and $4.1 million (30%) for the first nine months and third quarter of 1999 compared to the corresponding periods of 1998. Earnings in 1999 were lower in both periods as a result of fewer container units on hire and higher positioning costs which were partially offset by improved earnings from a larger portfolio of finance leases and in the nine month period by the $4.9 million benefit from the termination of a tax-based leveraged lease in the first quarter of 1999.

     Revenue for the first nine months and third quarter of 1999 decreased $11.8 million (2%) and $6.3 million (3%) as compared to the corresponding periods of 1998. Trade imbalances between Asia, the United States and Europe, and an over supply of container equipment negatively affected container on-hire levels and per diem rates. Weak economic growth in Western Europe during the first nine months of 1999 had a negative impact on the demand for short term trailer rentals. Partially offsetting these factors were increased revenue from a larger portfolio of finance leases and in the nine month period by the benefit from the termination of a tax-based leverage lease in the first quarter of 1999.

     Expenses for the first nine months and third quarter of 1999 increased $6.9 million (1%) and $200,000 (- %) compared to the corresponding periods of 1998. Operating costs for the first nine months increased primarily due to positioning expenditures associated with the movement of container equipment from the United States and Europe to Asia to meet anticipated demand. Partially offsetting these increases were lower year 2000 conversion costs in both the nine months and third quarter of 1999 compared to the same periods of 1998.

     The combined utilization of standard containers, refrigerated containers, domestic containers, tank containers and chassis averaged 77% and 76% for the first nine months and third quarter of 1999 compared to 79% for the first nine months and third quarter of 1998. Rail trailer utilization was 82% and 84% for the first nine months and third quarter of 1999 compared to 81% and 84% for the first nine months and third quarter of 1998. European trailer utilization was 80% for both the first nine months and third quarter of 1999 compared to 89% and 86% for the first nine months and third quarter of 1998.


Other

     The favorable results in other operations for the first nine months of 1999 were primarily due to an $11 million after tax gain on the sale of Transamerica HomeFirst in June 1999, and improved operating results at Transamerica HomeFirst in the period leading up to its sale compared to the first nine months of 1998.

Comprehensive Income

     In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, comprehensive income for the periods indicated comprised (amounts in millions):


                                                         Nine months ended                 Three months ended
                                                           September 30,                      September 30,
                                                     1999               1998            1999                1998

Net income                                         $   102.8          $  97.3          $   33.7            $  33.1
Other comprehensive income, net of tax:
    Foreign currency translation adjustments            (5.2)            11.5               8.5                9.4
                                                   ---------          -------          --------            -------
Comprehensive income                               $    97.6          $ 108.8          $   42.2            $  42.5
                                                   =========          =======          ========            =======


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

     Derivative financial instruments with a notional amount of $2.4 billion at September 30, 1999 and $1.6 billion at December 31, 1998 and designated as hedges of the Company's liabilities were outstanding.

     While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At September 30, 1999, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of the Company's hedges at September 30, 1999 and December 31, 1998 was a net benefit of $700,000 and $59.9 million comprising agreements with aggregate gross benefits of $15.5 million and $62.2 million and agreements with aggregate gross obligations of $14.8 million and $2.3 million.

Year 2000 Issue

     The Company has developed a plan to modify its information systems to ensure the readiness of its business applications, operating systems and hardware on mainframes, servers and personal computers, and wide and local area networks, to recognize the Year 2000. The plan also addresses non-information technology embedded software and equipment, the readiness of key business partners, and updating business continuity plans.

     The project was divided into four phases: (1) problem determination, (2) planning and resource acquisition, (3) remediation and (4) testing and acceptance. During phase one, the Company determined the size and scope of the problem and prepared an inventory of the hardware, software, interfaces and other items that may be affected. In addition, software code was scanned and third parties were contacted to determine the status of their efforts. During phase two, the Company assessed the risks and decided whether to fix, replace, discard, or test the items identified in the inventory, prepared a project plan and allocated appropriate resources as necessary. Phase three covered remediation where date occurrences in internally maintained systems were analyzed and corrected and software and hardware were replaced where necessary. In addition, operating systems that interface with outside parties were examined in more detail and modified if required. Phase four included testing and acceptance of all software, hardware, third party interfaces and related items to ensure they will work in a number of different Year 2000 scenarios. This phase accounted for roughly half of the Year 2000 project effort and culminated in components being certified as Year 2000 ready.

     The most significant categories of outside parties to the Company are financial institutions, software vendors, third party service providers and utility providers (gas, electric and telecommunications). The Company's assessment of its key business partners continues. Surveys have been mailed, follow up contacts are underway and strategies are being developed to address issues as they are identified. This effort is expected to continue throughout 1999.

     Both  the  commercial   lending  and  leasing  segments  of  the  Company's
operations have completed all phases of Year 2000 remediation and testing for their critical systems.

     The projected total cost associated with required modifications to become ready for the Year 2000 is $11.4 million. These costs are being expensed as incurred and funded through operations. At this time there can be no assurance that these estimates will not be exceeded and actual results may differ significantly from those projected. Some factors that may cause actual expenditures to differ include the availability and cost of trained personnel and the ability to locate and correct all relevant computer problems. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The total amount expended on the project through September 30, 1999, was $11 million. The Company does not expect the project to have a significant effect on its financial condition or results of operations.

     The Company believes it has achieved Year 2000 readiness; however, the size and complexity of its systems and the need for them to interface with other systems internally and with those of customers, vendors, partners and other outside parties, creates the possibility that some of these systems may experience Year 2000 problems. Specific factors that give rise to this concern include a possible loss of qualified resources, failure to identify and remediate all affected systems, noncompliance by third parties whose systems and operations interface with the Company's systems and other similar uncertainties. The Company has prepared contingency plans to minimize any possible disruptions to operations. The Company will continue to conduct Year 2000 related testing of its systems and applications, and its contingency plans will continue to be refined, through the remainder of 1999.

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




George B. Sundby
Senior Vice President and Chief Financial Officer



Date:    November 12, 1999