Form 10-K
period 1999-12-31
TRANSAMERICA FINANCE CORP
filed 2000-03-02
CIK 99193

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999        Commission file number 1-6798


                        TRANSAMERICA FINANCE CORPORATION
             (Exact name of registrant as specified in its charter)

     Delaware                                                95-1077235
--------------------                               -----------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)


600 Montgomery Street, San Francisco, California                94111
------------------------------------------------     ---------------------------
   (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (415) 983-4000

Securities  registered pursuant to Section 12(b) of the Act:


    Title of each class                Name of each exchange on which registered
-------------------------              -----------------------------------------
8 1/2% Notes Maturing at                        New York Stock Exchange
Holder's Option Annually
on July 1 and due July 1, 2001

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

Number of shares of common stock, $10 par value, outstanding as of the close of business on March 1, 2000: 1,464,285.

The registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                            Page
Part I:
     Item 1   Business .....................................................   3
     Item 2   Properties ...................................................  13
     Item 3   Legal Proceedings ............................................  13
     Item 4   Submission of Matters to a Vote of Security Holder............  13

Part II:
     Item 5   Market for Registrant's Common Equity
                  and Related Stockholder Matters ..........................  13
     Item 6   Selected Financial Data ......................................  14
     Item 7   Management's Narrative Analysis of Results of Operations .....  14
     Item 7A  Quantitative and Qualitative Disclosures About Market Risk ...  14
     Item 8   Financial Statements and Supplementary Data ..................  14
     Item 9   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.......................  14

Part III:
      Item 10  Directors and Executive Officers of the Registrant .........   14
      Item 11  Executive Compensation .....................................   14
      Item 12  Security Ownership of Certain Beneficial Owners and
                   Management .............................................   14
      Item 13  Certain Relationships and Related Transactions .............   14

Part IV:
      Item 14  Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K ....................................   15

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

       On July 21, 1999, Transamerica Corporation which owns all of the Company's outstanding stock, completed its merger with a subsidiary of AEGON N.
V. (AEGON), a Netherlands based corporation. As a result, Transamerica Corporation is now a direct subsidiary of AEGON.

       On March 1, 2000 AEGON announced that it had completed its strategic review of the businesses comprising Transamerica Finance Corporation (TFC) acquired in connection with the purchase of Transamerica Corporation in July 1999 and it has decided to make strategic dispositions of these businesses. The strategic dispositions under consideration include possible asset or business unit sales, in whole or in part, as well as joint ventures. AEGON had previously classified the TFC businesses as non-core. Investment bankers have been retained to assist AEGON in the process.

       Effective January 1, 1998, principally through its indirect subsidiary Transamerica Distribution Finance Corporation, Transamerica Finance Corporation completed the acquisition of substantially all of the inventory and retail finance businesses of Whirlpool Financial Corporation for a total purchase price of $1.3 billion in cash. A definitive agreement for the acquisition was originally announced on September 18, 1997. The assets acquired consisted of approximately $1.1 billion of net receivables and other assets of Whirlpool's inventory financing, retail financing and international factoring businesses, as well as Whirlpool Financial National Bank, a credit card bank. Funds for the purchase of the assets were provided by short term borrowings, cash from operations and capital contributions from Transamerica.

       Effective June 30, 1997, a merger was effected between Transamerica Finance Corporation and its immediate parent, Transamerica Finance Group, Inc., in which Transamerica Finance Corporation was the surviving corporation. Among other things, the merger resulted in the contribution by Transamerica Finance Group, Inc. of its investment in the insurance premium finance business along with several other small subsidiaries to the Company. The transfer was accounted for as a pooling of interests.

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

       The Company provides funding for its subsidiaries' commercial lending and leasing operations. Capital is allocated among the operations on the basis of expected returns, the potential for creating shareholder value and the capital needs of the operations. The Company's principal assets are finance receivables and equipment held for lease, which totaled a combined $11.6 billion at December 31, 1999 and $9.3 billion at December 31, 1998. The Company's total notes and loans payable were $9.5 billion at December 31, 1999 and $7.8 billion at December 31, 1998. Variable rate debt was $3.9 billion at December 31, 1999 compared to $2.2 billion at December 31, 1998. The ratio of debt to tangible equity was 6.4:1 at December 31, 1999 and 6.3:1 at December 31, 1998. Tangible equity is defined as total equity less goodwill plus minority interest.

       The Company offers publicly, from time to time, senior or subordinated debt securities. Public debt issued totaled $3.1 billion in 1999, $1.9 billion in 1998 and $120 million in 1997. Under a shelf registration statement filed in December 1998 with the Securities and Exchange Commission the Company may offer up to $4 billion of senior or subordinated debt securities (which may include medium term notes) with varying terms, of which $3.1 billion had been issued at December 31, 1999. For a further discussion regarding borrowing operations and related use of derivatives, see Note C of Notes To Financial Statements included in Item 8.

       Liquidity is a characteristic of the Company's operations since a significant portion of the assets consists of short term finance receivables. Principal cash collections of finance receivables totaled $25.5 billion in 1999, $21.2 billion in 1998 and $16.9 billion in 1997.




       Business Segment Information

       See "Note K - Business Segment Information" in the financial statements included in Item 8 for business segment information.

       The Company's business activities are more fully described below.

Commercial Lending

         The commercial lending business makes commercial loans through three operations: distribution finance, business credit and equipment financial services; the Company also makes consumer loans to facilitate sales by manufacturers and dealers of consumer durable goods. It has branch lending offices in the United States, Mexico, Canada, Europe, and Asia. The activities of the commercial lending business are discussed below.

       The product offerings of the distribution finance operation of commercial lending include inventory financing, trade receivable servicing and funding, accounts receivable financing, vendor leasing, commercial collection services, credit insurance brokerage, international financing and border to border financing. After initial review of the borrower's credit worthiness, the ongoing management of credit risk includes various monitoring techniques, such as periodic physical inventory checks, monitoring of the borrower's sales and quality of collateral and reviewing customer compliance with financial covenants. In inventory financing, repurchase agreements are generally maintained with manufacturers which provide a degree of security in the event of a repossession.

         The business credit operation of commercial lending provides asset-based loans to middle-market customers, as well as revolving and term loans to development stage technology companies. The asset-based lending activities consist of secured, primarily revolving, loans to manufacturers, retailers, and selected service businesses, as well as other financial services companies. These loans are collateralized and consist of retained credit lines typically from $5 million to $40 million with terms ranging from three to five years and in some cases also involves the receipt of stock warrants. As of December 31, 1999 the average loan size was $2.2 million. Advances under asset-based loans are limited to specific percentages of the borrowers' eligible collateral. Credit risk is managed by monitoring the quality of the collateral, the borrowers' financial performance, and compliance with financial covenants. Technology financing consists of term, revolving, and bridge loans and equipment leases to growing companies in the life sciences and specialized electronics industries to finance research and development, manufacturing and other business activities. All loans are secured and are underwritten based on the strength and viability of the customers' technology, which is evaluated with the help of industry experts and other advisors retained by the business credit unit. Other products provided by business credit are Small Business Administration loans, repayment of which is partially guaranteed by the federal government, short term commercial real estate loans, and insurance premium financing.

         The equipment financial services operation provides secured debt and lease financing to middle-market customers primarily in manufacturing, transportation, construction, and the public sector for the purchase of capital equipment or refinance of their current equipment debt obligations, with an emphasis on essential use or revenue producing equipment. Transactions are structured with average customer outstandings typically ranging from $1 million to $7 million and with terms ranging from three years to fifteen years. As of December 31, 1999 the average loan size was $3.4 million. The underwriting philosophy is based on evaluating the borrower's cash flow and liquidity along with the value of the underlying collateral. Credit risk is managed by monitoring the borrower's payment and financial performance.

         The retail operation provides consumer private label credit card financing for manufacturers and dealers of consumer durable goods and instalment loans to finance the purchase of consumer goods through a network of independent dealers. The retail business also provides first and second mortgages secured by residential properties.

         The Commercial lending business is exposed to interest rate risk to the extent that its interest-earning loans do not re-price as frequently or on the same basis or to the same extent as its interest-bearing liabilities. At December 31, 1999, $5.5 billion and $2.2 billion of its loans were variable rate and fixed rate, compared with $4.1 billion and $1.5 billion at December 31, 1998. Variable rate loans are tied to variable rate indexes such as the prime rate, LIBOR and commercial paper with the primary interest rate index being the prime rate. Commercial lending pursues funding strategies that attempt to reduce the sensitivity of its gross interest margin to interest rate fluctuations. These strategies take into consideration both the variability of interest rates and the maturity and re-pricing profile of its interest-earning loans and interest-bearing liabilities. Commercial lending seeks funding sources from the Company that match the maturity and interest rate characteristics of its loans. Short-term variable rate borrowings, principally commercial paper, are used to fund variable rate loans, and long-term fixed rate borrowings with maturities of approximately two to seven years are used to fund fixed rate loans.

         In 1997, the commercial lending operation announced that it intended to sell its insurance premium finance operation and reclassified the insurance premium finance receivables to assets held for sale. In early 1998 management decided not to proceed with such sale. Accordingly, the insurance premium finance receivables were transferred back to finance receivables on the balance sheet in 1998.

         During 1999, the commercial lending operation securitized $300 million of distribution finance receivables, $150 million of equipment finance receivables and $150 million of retail revolving credit card receivables. In 1998, the commercial lending operation securitized $600 million of distribution finance floorplan finance receivables, $200 million of equipment finance loans and leases and $93.9 million of retail operation mortgage loans. In 1997, the distribution finance operation securitized $1.5 billion of floorplan finance receivables. At December 31, 1999 and 1998, $360 million of securitized insurance premium finance receivables were outstanding. At December 31, 1997, $375 million of securitized insurance premium finance receivables were outstanding.

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

                                                                              Years Ended December 31,
                                                               1999                1998               1997
                                                               ----                ----               ----
                                                                       (Dollar amounts in millions)
Volume  of finance receivables acquired:
    Distribution finance . . . . . . . . . .               $   19,668.6       $   15,720.4       $   12,415.8
    Business credit  . . . . . . . . . . . .                    5,908.0            5,830.9            4,522.1
    Equipment finance. . . . . . . . . . . .                    1,429.6              681.2              333.5
    Retail (1) . . . . . . . . . . . . . . .                    1,117.5            1,130.8
                                                           ------------       ------------       ------------

        Total. . . . . . . . . . . . . . . .               $   28,123.7       $   23,363.3       $   17,271.4
                                                           ============       ============       ============

Finance receivables outstanding at end of year:
    Distribution finance (2) . . . . . . . .               $    2,768.9       $    2,220.5       $    2,081.1
    Business credit (3)  . . . . . . . . . .                    2,759.5            2,121.4              892.9
    Equipment finance (4). . . . . . . . . .                    1,576.4              974.7              648.5
    Retail (1) . . . . . . . . . . . . . . .                    1,168.3              717.0              109.2
                                                           ------------       ------------       ------------
                                                                8,273.1            6,033.6            3,731.7

    Less unearned finance charges . . . . .                       443.2              330.3              199.3
                                                           ------------       ------------       ------------

Net finance receivables - owned . . . . . .                     7,829.9            5,703.3            3,532.4
Net finance receivables securitized and serviced:
    Distribution finance                                        2,443.4            2,113.2            1,539.6
    Business credit (5)                                           388.3              396.1
    Equipment finance                                             350.0              200.0
    Retail                                                        272.5              184.2              158.0
                                                           ------------       ------------       ------------
                                                                3,454.2            2,893.5            1,697.6

    Net finance receivables owned                          ------------       ------------       ------------
        and securitized  . . . . . . . . . .               $   11,284.1       $    8,596.8       $    5,230.0
                                                           ============       ============       ============

Allowance for losses at end of
    year (6) (7) . . . . . . . . . . . . . .               $      160.4       $      141.7       $       98.6
Ratio to outstandings less
        unearned finance charges (8):
    Owned  . . . . . . . . . . . . . . . . .                      1.61%              1.99%              2.35%
    Owned and serviced . . . . . . . . . . .                      1.42%              1.65%              1.89%
Provision for credit losses
    charged to income (9). . . . . . . . . .               $       79.2       $       49.8       $       16.2

Credit losses (net of
    recoveries) (9). . . . . . . . . . . . .               $       55.5       $       34.2       $       10.1
Ratio to average net finance
    receivables outstanding:
        Owned. . . . . . . . . . . . . . . .                      0.87%              0.77%              0.25%
        Owned and serviced . . . . . . . . .                      0.58%              0.49%              0.22%
----------








(1) The 1998 volume amount includes $334.1 million of gross receivables acquired from Whirlpool Finance Corporation in January 1998. The December 31, 1997 receivables amount represents the residual ongoing assets from the discontinued consumer lending segment.
(2) The increases were due to increased originations offset in part by the securitization of $300 million in 1999 and $600 million in 1998 of inventory floor plan finance receivables.
(3) The increases were primarily due to growth of net receivables in the asset based lending and technology finance divisions. In 1997, $281 million of insurance premium finance receivables were transferred to assets held for sale in line with a plan to sell the operation in 1998. In early 1998 management decided not to proceed with such sale. Accordingly, the insurance premium finance receivables were transferred back to finance receivables.
(4) The increases were due to increased originations in equipment finance and lease and structured equipment finance divisions. The 1999 increase also included originations generated by the new public finance division.
(5) Amounts serviced by the insurance premium finance business of $375 million were excluded for 1997 following the decision to reclassify the insurance premium finance receivables to assets held for sale. In 1999 and 1998, securitized insurance premium finance receivables of $360 million were included in the balance.
(6) Includes allowance for losses on the securitized and serviced portfolio of $34.5 million in 1999, $28 million in 1998 and $15.5 million in 1997 which is reported in other liabilities in the consolidated balance sheet.
(7)  The increases were primarily attributable to receivables growth.
(8) The increase in allowance was attributable to significant receivables growth in various product lines which resulted in a better credit risk profile of the portfolio requiring a lower level of reserves as a percentage of net receivables.
(9) The 1998 increase was primarily due to the addition of the new retail lending operation acquired from Whirlpool Finance Corporation.


                              --------------------

Leasing

         Transamerica Leasing leases, services and manages containers, chassis and trailers throughout the world. The leasing operation is based in Purchase, New York and operates through approximately 400 offices, depots and other facilities in 49 countries. The company specializes in intermodal transportation equipment, which allows goods to travel by road, rail or ship. The company's customers include railroads, steamship lines, distribution companies and motor carriers.

         The leasing operation's fleet of intermodal transportation equipment is one of the largest in the world based on units of equipment available for hire. It provides service, rental and term operating leases through an extensive worldwide network of offices and third party depots and offers a wide variety of equipment used in international and domestic commerce around the world, in the United States and in Europe. The leasing operation also utilizes technology, including its TradexTM On-line Internet capability, to enable customers around the world to book their own on-hire and off-hire transactions. In addition, the leasing operation provides structured financing that enables customers to purchase equipment over time, and an equipment matching service, GreyboxTM
Logistic Services, in which it manages containers for customers and brokers equipment interchanges among them. The leasing operation's main competitors are other transportation equipment leasing companies and financial institutions. Due to a worldwide oversupply of containers and lower new equipment prices, the demand for leased container equipment declined in 1999, 1998 and 1997. As a result, a program of accelerated equipment disposal, initiated at the end of 1997, was implemented in 1998 and a loss was recognized in 1997 related to the disposal program. Accordingly, at December 31, 1997, the leasing operation reclassified $96.1 million of revenue earning equipment to assets held for sale, of which $2.3 million remained at December 31, 1998 and was sold during 1999. The oversupply of containers and lower new equipment prices also resulted in decreased per diem rates in 1999, 1998 and 1997.

         At December 31, 1999, the leasing operation consisted of a marine container fleet of standard twenty and forty foot dry containers and specialized containers such as refrigerated containers, high cube, open top and flatrack equipment types totaling 732,300 units, a tank container fleet totaling 19,600 units, a domestic products fleet of rail trailers, chassis and domestic containers totaling 108,000 units which are leased to all major United States railroads and to roll on/roll off steamship operators, shippers, shipper's agents and regional truckers and a fleet of 21,500 over-the-road trailers in Europe. The leasing operation's equipment is leased to customers from approximately 400 offices, depots and other facilities worldwide.

         The following table sets forth the leasing operation's fleet size, in units, including owned, managed, leased from others and units held for sale:

                                                                       As of December 31,
                                                      1999               1998              1997
                                                      ----               ----              ----
         Marine containers (1)                       732,300           734,900           796,600
         Tank containers                              19,600            16,700            15,000
         Domestic products                           108,000           101,100           100,400
         European trailers (2)                        21,500            19,400            15,100
----------

(1)  The 1998 decrease was primarily due to the program of accelerated equipment disposition  from less  desirable  logistical  locations in response to the worldwide oversupply of units in 1998.
(2)      The increases reflects expansion in the European trailer operating and lease rental market.

         The percent of the leasing operation's fleet on term lease with commitment periods from one to fifteen years or service contract minimum lease was 50% in 1999, 46% in 1998 and 40% in 1997.

         The  following   table  sets  forth  the  leasing   operation's   fleet
utilization for the years indicated:

                                                                  Years Ended December 31,
                                                     1999              1998             1997
                                                     ----              ----             ----
         Marine containers (1)                        75%               77%               78%
         Tank containers (2)                          77%               81%               80%
         Domestic products                            93%               92%               90%
         European trailers (3)                        81%               88%               92%
----------

(1) Utilization rates have continued to be negatively impacted by the worldwide oversupply of container equipment and the trade imbalance between Asia and the United States.
(2)      Decrease in 1999 was primarily due to an expanded fleet size.
(3) 1999 utilization declined as rental on-hires were negatively affected by the weak economic growth in European countries during 1999, and as a result of a larger fleet.

                              --------------------

         The following tables set forth the volume of lease finance  receivables
originated   during  the  years  indicated  and  the  amount  of  lease  finance receivables outstanding at the end of each such year:

                                                              Years Ended December 31,
                                                              1999      1998      1997
                                                            -------   -------   -------
                                                               (Amounts in millions)

Volume of lease finance receivables originated:
    Domestic ............................................    $ 144.1   $ 173.7   $  24.5
    Foreign .............................................      296.0     279.0     110.9
                                                             -------   -------   -------
Total ...................................................    $ 440.1   $ 452.7   $ 135.4
                                                             =======   =======   =======

                                                                  As of December 31,
                                                               1999      1998      1997
                                                             --------   -------   -------
                                                                 (Amounts in millions)
Lease finance receivables
    Outstanding :
    Domestic ...........................................     $  320.9   $ 192.1   $  48.3
    Foreign ............................................        841.4     718.0     553.4
                                                             --------   -------   -------
                                                              1,162.3     910.1     601.7
    Less unearned finance charges ......................        282.9     190.9     141.5
                                                             --------   -------   -------
Net finance receivables ................................     $  879.4   $ 719.2   $ 460.2
                                                             ========   =======   =======

         Delinquent receivables are defined as receivables contractually past due 60 days or more. The ratio of delinquent lease finance receivables to total lease finance receivables outstanding as of December 31, 1999, 1998 and 1997 was 0.85%, 0.50% and 0.03%. Because future changes may be impacted by factors such as economic conditions, the extent and timing of any change in the trend of delinquent receivables remains uncertain. Nonearning receivables at December 31, 1999, 1998 and 1997 were $17.3 million, $15.7 million and $7.9 million.

             Certain information regarding credit losses on lease finance receivables for the leasing operation during the years indicated is set forth in the following table:

                                                                           Years Ended December 31,
                                                                         1999        1998        1997
                                                                       -------    --------    --------
                                                                        (Dollar amounts in millions)
             Allowance for losses at end of year.................     $  18.7  $     10.4  $      6.1
             Provision for credit losses charged to
                 income (1) .....................................         8.2         3.2         1.9

             Credit losses (net of recoveries) ..................         0.0         0.0        (0.3)
             Ratio to average net finance receivables
                 Outstanding at end of year ....................         0.00%       0.00%       0.00%
--------

(1)      The 1999 increase is primarily attributable to a larger lease portfolio and increased delinquencies.

Regulation

       Transamerica's commercial lending operation is subject to various state, federal and foreign laws. Depending upon the type of lending, these laws may require licensing and certain disclosures and may limit the amounts, terms and interest rates that may be offered.

Employees

       The Company and its subsidiaries employed approximately 3,600 persons at December 31, 1999.

Return on Assets and Equity

       Certain information regarding the Company's consolidated return on assets and equity, and certain other ratios, are set forth below:

                                                                                    Years Ended December 31,
                                                                           ----------------------------------------
                                                                             1999            1998            1997
                                                                             ----            ----            ----

        Return on assets (1).......................................          1.2%            1.4%            3.5%
        Return on equity (2).......................................          8.5%            9.7%           24.9%
        Return on tangible equity (3) .............................         12.7%           15.4%           15.6%
        Dividend payout ratio (4)..................................        104.7%           65.9%          131.0%
        Equity to assets ratio (5).................................         14.3%           14.8%           14.3%
------------

        (1) Net income divided by total average assets (2 point method).
        (2) Net  income  divided  by  total  average  equity  (2  point  method)
             (tangible  equity is defined as total equity less goodwill).
        (3) Income  from  continuing  operations before amortization of goodwill divided by tangible average equity (2 point method) (tangible equity is defined as total equity less goodwill).
        (4) Cash dividends paid divided by net income.
        (5) Total average equity divided by total average assets (2 point method).

Consolidated Ratios of Earnings to Fixed Charges

       The following sets forth the consolidated ratios of earnings from continuing operations to fixed charges for each of the five years ended December 31, 1999.

                                                     Years Ended December 31,
                         1999             1998              1997              1996             1995
                         ----             ----              ----              ----             ----

                         1.49             1.52              1.51              1.68             1.70

       The ratios were computed by dividing income from continuing operations before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense, and one-third of rent expense, which approximates the interest factor.

ITEM 2.    PROPERTIES

       The Company owns no significant property other than equipment held for lease.

ITEM 3.    LEGAL PROCEEDINGS

       Various pending or threatened legal proceedings by or against the Company or one or more of its subsidiaries involve tax matters, alleged breaches of contract, torts, employment discrimination, violations of antitrust and other laws and miscellaneous other causes of action arising in the course of their businesses.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Omitted in accordance with General Instruction I.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Not applicable. All of the outstanding shares of the Registrant's capital stock are owned by Transamerica Corporation which is a direct subsidiary of AEGON N. V.

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

             (3)  List of Exhibits:

                    3(i) Transamerica  Finance Corporation  Restated Certificate
                         of Incorporation, as amended, (incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1988 and Exhibit 3.1a to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1990).

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

                  12     Ratio of Earnings to Fixed Charges Calculation.

                  23 Consent of Ernst & Young LLP to the incorporation by reference of their report dated January 24, 2000 in the Registrant's Registration Statement on Form S-3 (File No. 333-69065).

                  24 Power of Attorney executed by the directors of the Registrant.

                  27     Financial Data Schedule.

       (b)    Reports on Form 8-K filed in the fourth quarter of 1999: None

       (c) Exhibits: Certain of the exhibits listed in Item (a) 3 above have been submitted under separate filings, as indicated.

       (d)    Financial  Statement  Schedules:  The  response to this portion of
              Item 14 is submitted as a separate section of this report (see page F-1).

* Pursuant to the instructions as to exhibits, the Registrant is not filing certain instruments with respect to long-term debt since the total amount of securities currently authorized under each of such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
\

                                                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TRANSAMERICA FINANCE CORPORATION

                                                       By /s/   GEORGE B. SUNDBY
                                                             -------------------
                                                                George B. Sundby
                               Senior Vice President and Chief Financial Officer

Date: March 2, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

               Signature                                                Title

Principal Executive Officer:


ROBERT A. WATSON *
------------------
(Robert A. Watson)  Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:


GEORGE B. SUNDBY
------------------
(George B. Sundby)             Senior Vice President and Chief Financial Officer




         Directors:
                           FRANK C. HERRINGER *               Director
                           STEVEN A. READ *                   Director
                           MITCHELL F. VERNICK *              Director
                           ROBERT A. WATSON *                 Director

* ROBERT D. MYERS
-----------------
(Robert D. Myers)
Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K
                  ITEM 8, ITEM 14(a)(1) and (2), and ITEM 14(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES





                          Year Ended December 31, 1999






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

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements:

       The following consolidated financial statements of Transamerica Finance Corporation and subsidiaries are included in Item 8:

       Consolidated Balance Sheet--December 31, 1999 and 1998
       Consolidated Statement of Income--Years ended December 31, 1999, 1998 and
          1997
       Consolidated Statement of Cash Flows--Years ended December 31, 1999,
          1998 and 1997
       Consolidated Statement of Stockholder's Equity--Years ended
          December 31, 1999, 1998 and 1997
       Notes to Financial  Statements--December 31,  1999
       Management's Narrative Analysis of Results of Operations Supplementary Financial Information--Years ended December 31, 1999 and 1998

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholder and
Board of Directors
Transamerica Finance Corporation

       We have audited the accompanying consolidated balance sheet of Transamerica Finance Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, and stockholder's equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerica Finance Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                               Ernst & Young LLP

San Francisco, California
January 24, 2000


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                                                                                     December 31,
                                                                                                   1999          1998
                                                                                                  (Amounts in millions)

ASSETS
Cash and cash equivalents.........................................................            $      23.8     $     51.2
Finance receivables, net of unearned finance charges..............................                8,709.3        6,422.5
    Less allowance for losses.....................................................                  144.6          124.1
                                                                                              -----------     ----------
                                                                                                  8,564.7        6,298.4
Property and equipment -- less  accumulated  depreciation  of $1,510 in 1999 and
   $1,300 in 1998:
  Land, buildings and equipment...................................................                   59.3           49.1
  Equipment held for lease........................................................                3,020.5        3,055.0
Investments (cost of $56.7 in 1999 and $17.7 in 1998) ............................                   88.7           17.7
Goodwill, less accumulated amortization of $191.3 in 1999 and $172.6 in 1998......                  409.3          423.4
Assets held for sale..............................................................                   24.5          180.8
Other assets......................................................................                  732.0          724.0
                                                                                              -----------     ----------
                                                                                              $  12,922.8     $ 10,799.6
                                                                                              ===========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Debt:
    Unsubordinated................................................................            $   9,295.2     $  7,365.4
    Subordinated..................................................................                  222.0          433.2
                                                                                              -----------     ----------
         Total debt...............................................................                9,517.2        7,798.6
Accounts payable and other liabilities............................................                1,096.4        1,004.1
Income taxes payable, of which $484.5 in 1999 and $397.3 in 1998 is deferred......                  502.9          407.0
Stockholder's equity:
   Preferred stock -- authorized,  250,000 shares without par value; none issued
   Common stock -- authorized, 2,500,000 shares of $10 par value; issued and
     outstanding, 1,464,285 shares................................................                   14.6           14.6
   Additional paid-in capital.....................................................                1,742.9        1,532.9
   Retained earnings..............................................................                   41.3           48.0
   Components of other cumulative comprehensive income:
       Net unrealized gain from investments marked to fair value..................                   20.8
       Foreign currency translation adjustments...................................                  (13.3)          (5.6)
                                                                                              -----------      ---------
         Total stockholder's equity...............................................                1,806.3        1,589.9
                                                                                              -----------      ---------
                                                                                              $  12,922.8      $10,799.6
                                                                                              ===========      =========

See notes to financial statements


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                        Consolidated Statement Of Income


                                                                                               Years Ended December 31,
                                                                                                      --------
                                                                                              1999       1998       1997
                                                                                            --------   --------   --------
                                                                                                (Amounts in millions)

Revenues
     Finance charges ..................................................................     $  875.2   $  705.1   $  522.5
     Leasing revenues .................................................................        697.2      736.8      762.4
     Other ............................................................................        179.0      111.0       47.6
                                                                                            --------   --------   --------
              Total revenues ..........................................................      1,751.4    1,552.9    1,332.5
Expenses
     Interest and debt expense ........................................................        456.2      382.2      354.4
     Depreciation on equipment held for lease .........................................        298.8      284.9      278.8
     Salaries and other operating expenses ............................................        673.7      620.4      488.7
     Provision for losses on receivables ..............................................         87.4       53.0       18.1
                                                                                            --------   --------   --------
              Total expenses ..........................................................      1,516.1    1,340.5    1,140.0
                                                                                            --------   --------   --------
     Income before income taxes .......................................................        235.3      212.4      192.5
     Income taxes .....................................................................         91.4       71.6       74.3
                                                                                            --------   --------   --------
     Income from continuing operations ................................................        143.9      140.8      118.2
     Income from discontinued operations ..............................................                              261.8
                                                                                            --------   --------   --------
              Net income ..............................................................     $  143.9   $  140.8   $  380.0
                                                                                            ========   ========   ========


See notes to financial statements


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows


                                                                                          Years Ended December 31,
                                                                                           ----------------------
                                                                                1999               1998              1997
                                                                            --------------      ------------      --------
                                                                                            (Amounts in millions)

Operating Activities
Income from continuing operations                                           $    143.9         $    140.8        $    118.2
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization                                                    332.2              309.2             299.9
Provision for losses on receivables                                               87.4               53.0              18.1
Change in accounts payable and other liabilities                                 103.5              (23.0)            394.9
Change in income taxes payable                                                    81.7               61.5               3.1
Other                                                                            (99.1)              10.3            (470.8)
                                                                            ----------         ----------        ----------

Net cash provided by operating activities                                        649.6              551.8             363.4

Investing Activities
Finance receivables originated                                               (27,799.4)         (23,035.0)        (16,136.9)
Finance receivables collected and sold                                        25,463.8           21,245.8          16,917.6
Purchase of property and equipment                                              (427.6)            (443.8)           (386.4)
Sales of property and equipment                                                   65.4              121.3             174.2
Purchase of finance receivables from Whirlpool Finance Corporation                                 (386.3)           (881.9)
Proceeds from sale of Transamerica HomeFirst                                     200.0
Proceeds from the sale of, and related
   transactions with discontinued operations                                                                        4,413.2
Other                                                                             39.1               32.0            (112.1)
                                                                            ----------         ----------        ----------
Net cash provided (used) by investing activities                              (2,458.7)          (2,466.0)          3,987.7

Financing Activities
Proceeds from debt financing                                                   7,336.7            4,202.7           3,401.7
Payments of debt                                                              (5,614.4)          (2,446.6)         (7,263.5)
Capital contributions from parent company                                        210.0              232.0              41.5
Cash dividends paid                                                             (150.6)             (92.8)           (497.7)
Return of capital                                                                                                    (361.5)
                                                                            ----------         ----------        ----------

Net cash provided (used) by financing activities                               1,781.7            1,895.3          (4,679.5)
                                                                            ----------         ----------        ----------

Decrease in cash and cash equivalents                                            (27.4)             (18.9)           (328.4)
Cash and cash equivalents at beginning of year                                    51.2               70.1             398.5
                                                                            ----------         ----------        ----------
Cash and cash equivalents at end of year                                    $     23.8         $     51.2         $    70.1
                                                                            ==========         ==========        ==========


See notes to financial statements


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Equity
                                                                                              Accumulated Other Comprehensive Income
                                                                                              --------------------------------------
                                                                                                Net Unrealized
                                                                                                  Gain (Loss)           Foreign
                                                      Additional                                From Investments       Currency
                                             Common    Paid-in     Retained    Comprehensive       Marked to          Translation
                                             Stock     Capital     Earnings       Income           Fair Value         Adjustments
                                           --------  ----------    --------       --------         ----------         -----------
                                                                       (Amounts in millions)
Balance at December 31, 1996               $   14.6  $  1,620.9    $  117.7                         $    2.7          $    (3.2)
Comprehensive income
Net income                                                            380.0       $  380.0
Other comprehensive income, net of tax:
   Reclassification adjustment for gains
      included in income from
      discontinued operations..............                                           (2.7)             (2.7)
   Foreign currency translation
      adjustments..........................                                           (9.1)                                (9.1)
                                                                                  --------
Comprehensive income                                                              $  368.2
                                                                                  ========
Capital contribution from parent
   company.................................                41.5
Dividends declared and paid................                          (497.7)
Return of capital..........................              (361.5)
                                           --------    --------    --------                         --------          ---------

Balance at December 31, 1997...............    14.6     1,300.9                                                           (12.3)
Comprehensive income
Net income.................................                           140.8          140.8
Other comprehensive income, net of tax:
    Foreign currency translation
      adjustments..........................                                            6.7                                  6.7
                                                                                  --------
Comprehensive income                                                              $  147.5
                                                                                  ========
Capital contribution from parent
   company.................................               232.0
Dividends declared and paid................                           (92.8)
                                           --------    --------    --------                         --------          ---------

Balance at December 31, 1998...............    14.6     1,532.9        48.0                                                (5.6)
Comprehensive income
Net income.................................                           143.9          143.9
Other comprehensive income, net of tax:
    Unrealized gains from investments
      marked to fair value.................                                           20.8              20.8
    Foreign currency translation
      adjustments..........................                                           (7.7)                                (7.7)
                                                                                  --------
Comprehensive income                                                              $  157.0
                                                                                  ========
Capital contribution from parent
   company.................................               210.0
Dividends declared and paid................                          (150.6)
                                           --------    --------    --------                         --------          ---------

Balance at December 31, 1999...............$   14.6    $1,742.9    $   41.3                         $   20.8          $   (13.3)
                                           ========    ========    ========                         ========          =========


See notes to financial statements

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                          Notes To Financial Statements


Note A--Significant Accounting Policies

       Transamerica Finance Corporation (the "Company"), through its subsidiaries, is principally engaged in commercial lending and leasing operations. The Company is a wholly owned subsidiary of Transamerica Corporation ("Transamerica"). The United States is the primary market for the services offered by the commercial lending operations while the leasing business operates worldwide.

       On July 21, 1999, Transamerica Corporation which owns all of the Company's outstanding stock, completed its merger with a subsidiary of AEGON N. V., a Netherlands based international life insurance group. As a result, Transamerica Corporation is now a direct subsidiary of AEGON N. V.

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

       Depreciation and Amortization: Property and equipment, including equipment held for lease, which are stated on the basis of cost, are depreciated by use of the straight-line method over their estimated useful lives. Other intangible assets, principally renewal, referral and other rights incident to businesses acquired, are amortized over estimated future benefit periods ranging from five to 25 years. Goodwill is amortized using the straight-line method over periods up to 40 years.

       Investments: Investments in fixed maturities are generally held to maturity and carried at amortized cost. Equity securities and stock warrants are carried at fair value based on quoted market prices. Changes to the carrying amount of equity securities and stock warrants are included in stockholder's equity. Realized gains and losses on investment transactions are determined generally on a specific identification basis and reflected in earnings on the trade date. Cost is based on the original purchase price.

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

       Derivatives: The Company uses derivative financial instruments to hedge some of its interest rate and foreign exchange rate risks. The cost of each derivative contract is amortized over the life of the contract. The amortization is classified with the results of the underlying hedged item. Contracts are designated and accounted for as hedges of certain of the Company's liabilities and outstanding indebtedness and are not marked to market. Gains or losses on terminated hedges are deferred and amortized over the remaining life of the hedged item. When a liability which is hedged by a derivative contract is disposed of, the derivative contract is either reassigned to hedge another liability or closed out, and any gain or loss recognized.

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

       New Accounting Standard: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative contracts and for hedging activities. The Company is required to adopt this statement as of January 1, 2001. The effect on the Company's financial statements of adopting this standard is uncertain at this time.

Note B--Finance Receivables

       The carrying amounts of finance receivables outstanding were as follows:


                                                                Receivables
                                                              At December 31,

                                                        1999                 1998
                                                      --------             --------
                                                            (Amounts in millions)

Commercial:
Distribution finance                                  $2,768.9             $2,220.5
Business credit                                        2,759.5              2,121.4
Equipment finance                                      1,576.4                974.7
Retail                                                 1,168.3                717.0
                                                      --------             --------
                                                       8,273.1              6,033.6
Less unearned finance charges                            443.2                330.3
                                                      --------             --------
Net finance receivables                                7,829.9              5,703.3
                                                      --------             --------

Leasing:
Finance receivables                                    1,162.3                910.1
Less unearned finance charges                            282.9                190.9
                                                      --------             --------
Net finance receivables                                  879.4                719.2
                                                      --------             --------
                                                       8,709.3              6,422.5
Less allowance for losses                                144.6                124.1
                                                      --------             --------
Total net finance receivables                         $8,564.7             $6,298.4
                                                      ========             ========


       At December 31, 1999 and 1998, finance receivables for which the accrual of finance charges was suspended amounted to $128.8 million and $81.4 million.

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

       Contractual  maturities  of  finance  receivables   outstanding,   before
deduction of unearned finance charges, at December 31, 1999 were:

                                            Commercial          %          Leasing          %         Total           %
                                            ----------          -          -------          -         -----           -
                                                                      (Dollar amounts in millions)

       2000........................          $3,872.3         46.8%       $  204.3        17.6%      $4,076.6        43.2%
       2001........................           1,055.4         12.8           198.2        17.1        1,253.6        13.3
       2002........................             960.6         11.6           176.4        15.2        1,137.0        12.0
       2003........................             489.3          5.9           178.4        15.3          667.7         7.1
       2004........................             474.5          5.7           118.4        10.2          592.9         6.3
       Thereafter..................           1,421.0         17.2           286.6        24.6        1,707.6        18.1
                                             --------        ------       --------       ------      --------       ------
                Total..................      $8,273.1        100.0%       $1,162.3       100.0%      $9,435.4       100.0%
                                             ========        ======       ========       ======      ========       ======

       The commercial lending operation's business credit unit provides revolving lines of credit, letters of credit and standby letters of credit. At December 31, 1999 and 1998, borrowers' unused credit available under such arrangements totaled $2,581.4 million and $1,399.4 million.

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

       The commercial and leasing finance receivables portfolio included 12 customers with individual balances in excess of $40 million. These accounts in total represented 10% of total commercial and leasing net finance receivables outstanding at December 31, 1999.

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

Note C--Notes and Loans Payable

                                                                                                At December 31,
                                                                                             1999             1998
                                                                                           ---------        ---------
                                                                                            (Amounts in millions)

Short-term debt:
   Commercial paper..............................................................          $ 3,025.4        $ 2,325.8
   Bank loans....................................................................              291.0            400.2
   Current portion of long-term debt:
        Unsubordinated...........................................................              845.9          1,713.2
        Subordinated.............................................................              159.5            211.3
                                                                                           ---------        ---------
Total short-term debt............................................................            4,321.8          4,650.5

Long-term debt due subsequent to one year:
   5.42% to 11% notes and debentures, maturing through 2028......................            5,768.7          4,444.5
   Zero to 6.50% notes and debentures due 2007 to 2012 issued at a discount to yield 13.8% to 14.77%; effective cost of 11.10% to 14.17%; maturity
      value of $582.8 million.................................................                 210.1            194.9
   6.05% to 9.95% subordinated notes and debentures maturing through
      2003..............................................................                       222.0            433.2
                                                                                           ---------        ---------
                                                                                             6,200.8          5,072.6
   Less amounts due in less than one year........................................            1,005.4          1,924.5
                                                                                           ---------        ---------
   Total long-term debt due subsequent to one year...............................            5,195.4          3,148.1
                                                                                           ---------        ---------
        Total debt...............................................................          $ 9,517.2        $ 7,798.6
                                                                                           =========        =========

The weighted average interest rate on short-term borrowings at December 31, 1999 and 1998 was 5.7% and 5.2%.

Long-term debt outstanding at December 31, 1999 matures as follows:

                                                                                                                       Average
                                                             Unsubordinated      Subordinated           Total        Interest Rate
                                                                         (Dollar amounts in millions)

       2000...........................................         $  845.9                $159.5          $1,005.4          6.34%
       2001...........................................          2,411.4                   2.0           2,413.4          6.27%
       2002...........................................          1,582.9                   7.0           1,589.9          6.87%
       2003...........................................            308.7                  53.5             362.2          6.81%
       2004...........................................            457.1                                   457.1          6.61%
       Thereafter (1).................................            372.8                                   372.8         10.94%
                                                               --------                ------          --------
                Total.................................         $5,978.8                $222.0          $6,200.8
                                                               ========                ======          ========

(1) Includes the accreted values at December 31, 1999 on original issue discount debt and not the amount due at maturity.

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

       Short-term borrowings are primarily in the form of commercial paper notes issued by the Company. Such commercial paper is continuously offered, with maturities not exceeding 270 days in the U.S., 365 days in Canada and 364 days in Europe, at prevailing rates for major finance companies. The cost of short-term borrowings is directly related to prevailing rates of interest in the money market; such rates are subject to fluctuation.

       The Company's short-term borrowings are supported by noncancelable credit agreements with various banks. One credit agreement provides the Company the ability to borrow up to $3.5 billion with interest at variable rates and expires in 2002. The Company also has a $50 million credit agreement which expires in 2000. There were no borrowings outstanding under the credit lines at December 31, 1999. The credit agreements require the Company to pay an annual fee on the amount committed.

       Interest rates on borrowings during the years indicated were as follows:

                                                                                Years Ended December 31,
                                                                       1999               1998           1997
                                                                     ---------          --------       ------

       Weighted average annual interest rate during year:
         Short-term borrowings.....................................     5.34%             5.52%          5.48%
         Long-term borrowings......................................     6.36%             7.23%          7.25%
         Total borrowings..........................................     6.05%             6.49%          6.59%

       Interest payments, net of amounts received from interest rate swap agreements, totaled $427 million in 1999, $377 million in 1998 and $482 million in 1997.

       The Company uses derivative financial instruments to hedge some of its interest rate and foreign exchange rate risk. The Company uses interest rate exchange agreements and forward contracts to hedge the interest rate risk of its outstanding indebtedness and future commitments. The interest rate exchange agreements are intended to help the Company more closely match the cash flow received from its assets to the payment on its liabilities, and generally provide that one party pays interest at a floating rate in relation to movements in an underlying index and the other party pays interest at a fixed rate. Forward contracts allow the Company to hedge funding commitments made for future dates. The Company also uses cross currency exchange agreements, which fix by contract the amounts of various currencies to be exchanged at a future date with other contracting parties, and forward exchange contracts whereby the Company agrees to sell to other contracting parties at a future date a specified amount of foreign currency for a specified amount of dollars. These agreements are intended to hedge the Company's exposure to fluctuations in foreign exchange rates when the Company settles its debt denominated in foreign currencies.

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

         At December 31, 1999 and 1998, contracts designated as hedges of outstanding indebtedness comprised:

                                                                        1999                              1998
                                                        -------------------------------     -----------------------------
                                                                   Weighted    Weighted               Weighted   Weighted
                                                                    Average     Average                Average    Average
                                                                     Fixed     Floating                 Fixed    Floating
                                                         Notional  Interest    Interest     Notional   Interest  Interest
                                                         Amount       Rate       Rate       Amount       Rate      Rate
                                                                           (Dollar amounts in millions)

   Interest rate exchange agreements-- the Company pays:
       Floating rate interest expense, receives fixed
         rate interest income........................     $2,409.1     6.9%      6.3%       $ 1,194.1      6.5%      5.4%
                                                          ========     ====      ====       =========      ====      ====
       Fixed rate interest expense, receives floating
         rate interest income........................     $  278.1     5.9%      6.3%       $   450.5      5.2%      5.5%
                                                          ========     ====      ====       =========      ====      ====
       Floating rate interest income based on one index
         (5.4%) and receives floating rate interest
         expense based on another index (5.7%).......     $  100.0                          $       -
                                                          ========                          =========
       Cross currency exchange and foreign interest
         rate swaps..................................     $   25.3                          $    58.4
                                                          ========                          =========
       Forward contracts.............................     $   11.0                          $       -
                                                          ========                          =========

       While  the   Company  is   exposed  to  credit   risk  in  the  event  of
nonperformance by the counterparty, the likelihood of nonperformance is considered low due to the high credit ratings of the counterparties. At December 31, 1999, the interest rate exchange agreements are with financial institutions with investment grade ratings of A or better by one or more of the major credit rating agencies.

Note D--Allowance for Losses

       Changes in the allowance for losses on finance receivables and assets held for sale are as follows:


                                                                                                               Assets
                                                                                   Finance Receivables          Held
                                                                              Commercial Leasing    Total     For Sale
                                                                              ---------- -------   ------      ----
                                                                                       (Amounts in millions)

Balance at December 31, 1996 ..............................................     $ 81.3    $ 4.5    $ 85.8      $1.8
Provision charged to expense ..............................................       16.2      1.9      18.1
Charge-offs ...............................................................      (14.8)    (0.3)    (15.1)     (1.8)
Recoveries ................................................................        4.8                4.8
Other .....................................................................       (4.3)              (4.3)      5.4
                                                                                ------    -----    ------      ----
Balance at December 31, 1997 ..............................................       83.2      6.1      89.3       5.4
Provision charged to expense ..............................................       49.8      3.2      53.0
Charge-offs ...............................................................      (41.6)             (41.6)
Recoveries ................................................................        7.4                7.4
Other .....................................................................       14.9      1.1      16.0      (4.8)
                                                                                ------    -----    ------      ----
Balance at December 31, 1998 ..............................................      113.7     10.4     124.1       0.6
Provision charged to expense ..............................................       79.2      8.2      87.4
Charge-offs ...............................................................      (62.7)             (62.7)
Recoveries ................................................................        7.2                7.2
Other .....................................................................      (11.5)     0.1     (11.4)      1.1
                                                                                ------    -----    ------      ----
Balance at December 31, 1999 ..............................................     $125.9    $18.7    $144.6      $1.7
                                                                                ======    =====    ======      ====

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

Note E--Dividend and Other Restrictions

       Under certain circumstances, the provisions of loan agreements and statutory requirements place limitations on the amount of funds which can be remitted by the Company to its parent company. The loan agreements also specify the minimum level of capital that must be maintained. At December 31, 1999, the Company's capital level exceeded the minimum requirements by $357.6 million.

Note F--Fair Value of Financial Instruments

Finance Receivables

       The carrying amounts and estimated fair values of the finance receivable portfolio at December 31, 1999 and 1998 were as follows:

                                                                 1999                              1998
                                                     ---------------------------        ---------------------------
                                                                       Estimated                          Estimated
                                                      Carrying           Fair            Carrying           Fair
                                                        Value            Value             Value            Value
                                                                          (Amounts in millions)

       Fixed rate receivables...................     $ 3,079.9         $ 3,079.4        $ 2,183.7         $ 2,286.4
       Variable rate receivables................       5,484.8           5,484.8          4,114.7           4,114.7
                                                     ---------         ---------        ---------         ---------
           Total................................     $ 8,564.7         $ 8,564.2        $ 6,298.4         $ 6,401.1
                                                     =========         =========        =========         =========

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

Notes and Loans Payable

       At December 31, 1999 and 1998, the estimated fair value of debt, using rates currently available for debt with similar terms and maturities, was $9.6 billion and $8.0 billion.

       The net present value of the interest rate and cross currency exchange agreements offsets changes in the fair value of the hedged indebtedness, which are also carried at amortized cost. The fair value of interest rate and cross currency exchange agreements is the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the exchange agreement counterparties. The fair value of the liability hedges at December 31, 1999 and December 31, 1998 were gross obligations to counterparties of $28.2 million and $2.3 million and gross benefits of $7.6 million and $62.2 million resulting in a net obligation of $20.6 million at December 31, 1999 and a net benefit from counterparties of $59.9 million at December 31, 1998.

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

Note G--Income Taxes

       Provision (benefit) for income taxes on income from continuing operations comprised:

                                                                                        Years ended December 31
                                                                                        1999      1998       1997
                                                                                      -------   -------    -------
                                                                                         (Amounts in millions)

       Current taxes:
             Federal .............................................................     $   9.5              $  17.8
             State ...............................................................         2.9   $  (1.6)       0.4
             Foreign .............................................................         7.1       4.3        3.1
                                                                                       -------   -------    -------
                                                                                          19.5       2.7       21.3
       Deferred taxes:
             Federal .............................................................        60.8      66.2       40.3
             State ...............................................................         5.3       8.6        9.1
             Foreign .............................................................         5.8      (5.9)       3.6
                                                                                       -------   -------    -------
                                                                                          71.9      68.9       53.0
                                                                                       -------   -------    -------
                  Total income taxes .............................................     $  91.4   $  71.6    $  74.3
                                                                                       =======   =======    =======

       The difference between federal income taxes on income from continuing operations computed at the statutory rate and the provision for income taxes was:

                                                                                         Years ended December 31
                                                                                       1999       1998       1997
                                                                                     -------    -------    -------
                                                                                         (Amounts in millions)

       Federal income taxes at statutory
            rate ................................................................     $  82.4    $  74.3    $  67.4
       State income taxes, net of federal
            income tax benefit ..................................................         5.3        4.6        5.3
       Book and tax basis difference of
            assets acquired .....................................................         5.0        5.3        5.5
       Prior year items .........................................................                   (6.5)      (1.1)
       Other ....................................................................        (1.3)      (6.1)      (2.8)
                                                                                      -------    -------    -------
                                                                                      $  91.4    $  71.6    $  74.3
                                                                                      =======    =======    =======

       Deferred   income  taxes   reflect  the  net  tax  effects  or  temporary
differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

       Deferred tax assets and  liabilities  comprised the following at December
31:

                                                                                           1999      1998
                                                                                         --------   -------
                                                                                        (Amounts in millions)

       Deferred tax assets:
          Allowance for losses .....................................................     $   57.0   $  40.9
          Net operating loss and foreign
              tax credit carryforwards..............................................        432.2     420.2
          Other ....................................................................         80.7      86.0
                                                                                         --------   -------
                                                                                            569.9     547.1
       Deferred tax liabilities:
          Accelerated depreciation .................................................        661.7     700.7
          Discount amortization on notes
              and loans payable ....................................................         96.1      96.6
          Direct finance and sales type leases......................................        222.7      92.9
          Other ....................................................................         73.9      54.2
                                                                                         --------   -------
                                                                                          1,054.4     944.4
                                                                                         --------   -------
       Net deferred tax liability ..................................................     $  484.5   $ 397.3
                                                                                         ========   =======

       Total income tax payments, net of refunds, totaled $19.7 million in 1999, $37.2 million in 1998 and $149.3 million in 1997. Pretax income from foreign operations was $30.1 million in 1999, $14.6 million in 1998 and $15.3 million in 1997.

Note H--Comprehensive Income

       The components of other comprehensive income in the statement of stockholder's equity are shown net of the following tax provision (benefit):

                                                                                                Years ended December 31
                                                                                           1999          1998          1997
                                                                                           ----          ----          ----
                                                                                                (Amounts in millions)
       Income tax effect on components of other comprehensive income
             Unrealized  holding  gains  from  investments  marked to fair value ........  $11.2
             Reclassification  adjustment  for gains included in income from
               discontinued operations...................................................                             $  (1.5)
             Foreign currency translation adjustments....................................   (4.1)         $3.6           (4.9)
                                                                                           -----          ----        -------
       Income tax effect on other comprehensive income                                     $ 7.1          $3.6        $  (6.4)
                                                                                           =====          ====        =======

Note I--Pension and Stock Savings Plans and Other Post Employment Benefits

       The Company participates with Transamerica and its subsidiaries in a number of noncontributory defined benefit pension plans covering most salaried employees. The Company also participates in various programs sponsored by Transamerica that provide medical and certain other benefits to eligible retirees. The Company also participates in the Transamerica Corporation Employee Stock Savings Plan (the 401(k) plan). The 401(k) plan is a contributory defined contribution plan covering eligible employees who elect to participate. The Company recognized for continuing operations, for both the pension plan and the 401(k) plan, income of $0.4 million in 1999, expense of $0.5 million in 1998 and income of $0.3 million in 1997. Additionally, the Company recognized a curtailment gain of $18.8 million in 1997 as a result of the sale of its branch based consumer lending operation.

Note J--Commitments and Contingencies

       The Company and its subsidiaries have noncancelable lease agreements expiring mainly through 2003. These agreements are principally operating leases for facilities used in the Company's operations. Total rental expense amounted to $71.1 million in 1999, $72.5 million in 1998 and $71.4 million in 1997.

       Minimum future rental commitments under operating leases for real estate and equipment as of December 31, 1999 were as follows (in millions):

                                    2000........................           $ 65.6
                                    2001........................             61.3
                                    2002........................             60.2
                                    2003........................             54.4
                                    2004........................             39.6
                                          Thereafter..........              122.8
                                                                          -------

                                                                           $403.9
                                                                          =======

       Contingent liabilities arising from litigation, income taxes and other matters are not expected to have a material effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

Note K--Business Segment Information

       Business segment data, as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, for each of the years in the three year period ended December 31, 1999 included in the tables on pages F-19 to F-22 of Management's Narrative Analysis of Results of Operations are an integral part of these financial statements.

                                                                      Years ended December 31,
                                                           1999                1998                 1997
                                                          --------            --------            --------
                                                                       (Amounts in millions)
              Revenues:
              Commercial lending........................  $  937.6            $  716.2            $  518.5
              Leasing...................................     790.0               816.5               797.8
              Other (1).................................      23.8                20.2                16.2
                                                          --------            --------            --------

                    Total ..............................  $1,751.4            $1,552.9            $1,332.5
                                                          ========            ========            ========


                                                                                As of December 31,
                                                                            1999                   1998
                                                                          ---------              --------
                                                                                (Amounts in millions)
              Assets:
              Commercial lending.............................             $ 8,707.5              $ 6,495.4
              Leasing........................................               4,132.3                4,108.1
              Other (1) .....................................                  83.0                  196.1
                                                                          ---------              ---------

                    Total....................................             $12,922.8              $10,799.6
                                                                          =========              =========

(1)   Unallocated items including intercompany eliminations.

       Foreign revenues of the Company's foreign domiciled operations were as follows:

                                                                Years ended December 31,
                                                 1999                      1998                        1997
                                        -------------------        ----------------------     -------------------
                                        Foreign                   Foreign                     Foreign
                                        Revenue         %         Revenue             %       Revenue         %
                                        -------      ------        ------          ------     -------      ------
                                                                  (Dollar amounts in millions)
       Canada.......................    $  43.6       18.4%        $ 21.2           10.4%     $  25.2       15.8%
       Europe.......................      184.1       77.5          181.3           88.8        134.6       84.2
       Other .......................        9.7        4.1            1.6            0.8
                                        -------      ------        ------          ------     -------      ------
       Total........................    $ 237.4      100.0%        $204.1          100.0%     $ 159.8      100.0%
                                        =======      ======        ======          ======     =======      ======

       Percent of total revenues....       13.6%                     13.0%                       12.0%

Note L--Discontinued Operations

       On June 23, 1997, the Company sold its branch-based consumer lending operation. Gross proceeds from the sale were $3.9 billion, or $1.1 billion after repayment of associated debt. In December 1997, the Company decided to exit the consumer lending business.

       The following results of the discontinued consumer lending business are included in income from discontinued operations:

                                                                                    1997
                                                                           (Amounts in millions)

       Revenues ..............................................................     $ 290.4
       Gain on sale of branch based
           consumer lending operation ........................................       469.0
                                                                                   -------
       Total revenues ........................................................       759.4
       Expenses ..............................................................       310.3
                                                                                   -------
       Income before taxes ...................................................       449.1
       Income tax provision ..................................................       187.3
                                                                                   -------
       Income from discontinued
             operations ......................................................     $ 261.8
                                                                                   =======

Note M--Subsequent Event (Unaudited)

       On March 1, 2000 AEGON N.V.(AEGON) announced that it had completed its strategic review of the businesses comprising Transamerica Finance Corporation
(TFC) acquired in connection with the purchase of Transamerica Corporation in July 1999 and it has decided to make strategic dispositions of these businesses. The strategic dispositions under consideration include possible asset or business unit sales, in whole or in part, as well as joint ventures. AEGON had previously classified the TFC businesses as non-core. Investment bankers have been retained to assist AEGON in the process.

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

       Transamerica Finance Corporation, which is a separate Securities and Exchange Commission registrant, includes Transamerica's commercial lending and leasing operations.

       On July 21, 1999, Transamerica Corporation which owns all of the Company's outstanding stock, completed its merger with a subsidiary of AEGON N.
V. (AEGON), a Netherlands based corporation. As a result, Transamerica Corporation is now a direct subsidiary of AEGON.

       On March 1, 2000 AEGON announced that it had completed its strategic review of the businesses comprising Transamerica Finance Corporation (TFC) acquired in connection with the purchase of Transamerica Corporation in July 1999 and it has decided to make strategic dispositions of these businesses. The strategic dispositions under consideration include possible asset or business unit sales, in whole or in part, as well as joint ventures. AEGON had previously classified the TFC businesses as non-core. Investment bankers have been retained to assist AEGON in the process.

       The Company provides funding for its subsidiaries' commercial lending and leasing operations. Capital is allocated among the operations on the basis of expected returns and creation of shareholder value. The Company's principal assets are finance receivables and equipment held for lease, which totaled a combined $11.6 billion at December 31, 1999 and $9.3 billion at December 31, 1998. The Company's total notes and loans payable were $9.5 billion at December 31, 1999 and $7.8 billion at December 31, 1998. Variable rate debt was $3.9 billion at December 31, 1999 compared to $2.2 billion at December 31, 1998. The ratio of debt to tangible equity was 6.4:1 at December 31, 1999 and 6.3:1 at December 31, 1998. Tangible equity is defined as total equity less goodwill plus minority interest.

       The Company offers publicly, from time to time, senior or subordinated debt securities. Public debt issued totaled $3.1 billion in 1999, $1.9 billion in 1998 and $120 million in 1997. Under a shelf registration filed in December 1998 with the Securities and Exchange Commission the Company may offer up to $4 billion of senior or subordinated debt securities (which may include medium term notes) with varying terms, of which $3.1 billion had been issued at December 31, 1999. For a further discussion regarding borrowing operations and related use of derivatives, see Note C of Notes to Financial Statements included in Item 8.

       Liquidity is a characteristic of the Company's operations since the majority of the assets consist of short term finance receivables. Principal cash collections of finance receivables totaled $25.5 billion during 1999, $21.2 billion during 1998 and $16.9 billion during 1997.

       The following table sets forth income by line of business for the years indicated:

                                                                        Years ended December 31,
                      Income by Business Segment              1999                1998              1997
                      --------------------------              ----                ----              ----
                                                                          (Amounts in millions)

           Commercial lending                               $122.5                $102.9           $ 92.1
           Leasing                                            36.4                  63.8             40.6
           Other                                               3.0                 (10.0)            (1.2)
           Amortization of goodwill                          (18.0)                (15.9)           (13.3)
                                                            ------                ------           ------

               Total income from continuing operations      $143.9                $140.8           $118.2
                                                            ======                ======           ======

       The  following   discussion  should  be  read  in  conjunction  with  the
information presented under Item 1, Business.


Commercial Lending

         Commercial  lending  comprises  the  Company's   distribution  finance,
business credit, equipment finance and retail operations.

         The following table shows the results of its operations for each of the years presented:

                                                                                  Years ended December 31,
                                                                       ----------------------------------------------
                                                                            1999             1998             1997
                                                                       -----------      -----------       -----------
                                                                                     (Amounts in millions)

Revenues
Finance charges and related income                                     $     937.6      $     716.2       $     518.5
Expenses
Interest                                                                     283.8            203.3             179.9
Operating expenses                                                           382.0            311.7             179.9
Provision for losses on receivables                                           79.2             49.8              16.2
Income taxes                                                                  70.1             48.5              50.4
                                                                       -----------      -----------       -----------
                                                                             815.1            613.3             426.4
                                                                       -----------      -----------       -----------
Income from operations                                                       122.5            102.9              92.1
Amortization of goodwill                                                     (16.0)           (13.8)            (11.2)
                                                                       -----------      -----------       -----------
Net income                                                             $     106.5      $      89.1       $      80.9
                                                                       ===========      ===========       ===========

         The commercial lending business makes commercial loans through three operations: distribution finance, business credit and equipment financial services; commercial lending also makes consumer loans to facilitate sales by manufacturers and dealers of consumer durable goods. Net income from the commercial lending operations was $106.5 million in 1999, an increase of $17.4 million (19%) from $89.1 million in 1998. Income before the amortization of goodwill for 1999 increased $19.6 million (19%) from 1998. Operating results for 1999 included $18.6 million in after tax gains from the sale of a portion of the stock received from the exercise of stock warrants by the business credit segment and $2.5 million in after tax gains from the sale and securitization of finance receivables. Operating results in 1998 increased $10.8 million (12%) and included $7.2 million in after tax gains from the sale and securitization of finance receivables, a $6.5 million tax benefit from the resolution of prior year tax matters, and a $2.1 million after tax charge for losses and the restructuring of the insurance premium finance business. In 1997, operating results included an after tax gain of $5.4 million on the sale and securitization of $1.5 billion of floor plan finance receivables and a $3.2 million benefit from tax matters resolved in 1997.

       Excluding the above items, commercial lending income from operations before the amortization of goodwill increased $10.1 million (11%) in 1999 and $7.8 million (9%) in 1998. Higher average net receivables outstanding contributed to the increased profits and more than offset increased operating expenses and provision for losses on receivables in both 1999 and 1998.

         Commercial lending revenues rose by $221.4 million (31%) in 1999 and $197.7 million (38%) in 1998. Revenues rose principally as a result of growth in average net receivables outstanding and higher servicing and other income on securitized receivables. Revenues in 1999 included $29.5 million of gains on the sale of stock.

         Interest expense increased $80.5 million (40%) in 1999 and $23.4 million (13%) in 1998 primarily due to higher average debt levels needed to support receivable growth which more than offset lower interest rates. Operating expenses in 1999 increased $70.3 million (23%) principally as a result of costs related to product line expansion and servicing of receivables. In 1998 operating expenses rose $131.8 million (73%) primarily because of increases in business volume and receivables outstanding and the integration of the Whirlpool Financial acquisition. The provision for losses on receivables increased $29.4 million (59%) in 1999 principally as a result of growth in receivables. In 1998 the provision for losses on receivables increased $33.6 million (207%) principally as a result of credit losses from the new retail loan portfolio acquired as part of the Whirlpool Financial acquisition and additional provisions made on the insurance premium finance portfolio. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were 0.87% in 1999, 0.77% in 1998 and 0.25% in 1997.

         Net commercial finance receivables outstanding at December 31, 1999, increased $2.1 billion (37%) from December 31, 1998 due to continued growth in each of the business units. During 1999, the commercial lending operation securitized approximately $300 million of inventory floorplan receivables, $150 million of equipment lease finance receivables and $150 million of retail revolving credit card receivables. Management has established an allowance for losses of $125.9 million (1.61% of receivables outstanding) compared to $113.7 million (1.99% of receivables outstanding) at December 31, 1998. The increase in the allowance was attributable to significant receivables growth in various product lines which resulted in a better credit risk profile of the portfolio requiring a lower level of reserves as a percentage of net receivables.

         Delinquent receivables are defined as the instalment balance for inventory finance and business credit asset based lending receivables more than 60 days past due and the receivable balance for all other receivables over 60 days past due. At December 31, 1999, delinquent receivables were $97.5 million (1.18% of receivables outstanding) compared to $98.6 million (1.63% of receivables outstanding) at December 31, 1998.

         Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent for non credit card receivables or at such earlier time as full collectibility becomes doubtful. Nonearning receivables on revolving credit card accounts included in retail are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $111.5 million (1.35% of receivables outstanding) at December 31, 1999 compared to $65.7 million (1.09% of receivables outstanding) at December 31, 1998. The increase resulted primarily from higher nonearning receivables in the business credit portfolio, attributable to one account in asset based lending, upon which no loss is anticipated.

Leasing

         Leasing comprises the company's marine container, tank container, structured finance, domestic products, and European trailer operations.

         The following table shows the results of its operations for each of the years presented:

                                                                                     Years ended December 31,
                                                                               ----------------------------------
                                                                            1999            1998               1997
                                                                       -----------      -----------       ---------
                                                                                     (Amounts in millions)

Revenues
Total leasing revenues                                                 $     790.0      $     816.5       $     797.8
Expenses
Operating expenses                                                           185.3            175.3             174.1
Depreciation on equipment held for lease                                     293.0            281.5             275.8
Selling and administrative expenses                                          101.7            113.3             116.7
Interest                                                                     151.2            153.7             166.1
Income taxes                                                                  22.4             28.9              24.5
                                                                       -----------      -----------       -----------
                                                                             753.6            752.7             757.2
                                                                       -----------      -----------       -----------
Income from operations                                                        36.4             63.8              40.6
Amortization of goodwill                                                      (2.0)            (2.0)             (2.0)
                                                                       -----------      -----------       -----------
Net income                                                             $      34.4      $      61.8       $      38.6
                                                                       ===========      ===========       ===========

       Leasing income before the amortization of goodwill, decreased $27.4 million (43%) in 1999. Earnings in 1999 were lower than 1998 as a result of fewer marine container units on hire and higher positioning costs. In addition a loss of $5.6 million was recognized on certain age refrigerated containers by specific manufacturers. The European trailer business results were also lower due primarily to lower utilization on a larger fleet. These unfavorable results were partially offset by improved earnings from a larger portfolio of finance leases, improved tank container earnings due to a larger on-hire fleet, increased earnings in domestic products, especially chassis and domestic containers, resulting from more units on-hire offset in part by the cost of complying with U. S. Federal Highway regulations requiring the installation of reflector tapes on all U. S. wheeled vehicles. In addition, earnings were favorably impacted by a $4.9 million benefit from the termination of a tax-based leveraged lease, income of $2.8 million associated with the settlement of an outstanding escrow claim and a $2 million benefit from the reversal of a 1997 realignment provision.

         Income before the amortization of goodwill increased $23.2 million (57%) in 1998. However, earnings in 1997 were reduced by a $25.8 million after tax provision for fleet downsizing and organizational realignment primarily in the standard container fleet. Excluding the provision in 1997, earnings in 1998 declined $2.6 million (6%) primarily due to lower standard and refrigerated container per diem rates and on-hires and lower European trailer short term rental utilization. Partially offsetting these factors were $6.7 million in net tax benefits realized from a tax efficient structured equipment financing. Earnings from the chassis line were higher due to increased on-hire units and per diem rates associated with rail traffic congestion caused by railroad merger inefficiencies.

         Revenue for 1999 decreased $26.5 million (3%). Trade imbalances between Asia, the United States and Europe, and an over supply of marine container equipment persisted and negatively affected container on-hire levels and per diem rates. Revenue was also lower from a $9.1 million provision for certain age refrigerated containers by specific manufacturers. Weak economic growth in Europe during 1999 had a negative impact on the demand for European short term rental trailers. Offsetting these decreases in revenues were increased revenue from a larger portfolio of finance leases, the favorable results of the termination of a tax-based leverage lease agreement and by income associated with the settlement of an outstanding escrow claim.

         Revenue increased in 1998 by $18.7 million (2%) because of the unfavorable impact of the fleet downsizing provisions' effect on 1997's revenues. Excluding the 1997 fleet provision, revenue would have declined by $12.2 million (2%)in 1998 due to lower container per diem rates and lower container on-hires associated with a continuing oversupply of equipment and low prices for new equipment. Lower rail trailer on-hires also reduced revenues. Larger fleets and more on-hire units for tank containers, chassis, domestic containers and European trailers partially offset these declines.

         Expenses for 1999 increased $7.4 million (1%). Operating costs for 1999 were unfavorable mostly due to higher storage costs associated with a larger off-hire fleet and higher positioning expenditures associated with the movement of marine container equipment from the United States and Europe to Asia to meet anticipated demand, and with the cost of complying with U. S. Federal Highway regulations requiring the installation of reflector tapes on all U. S. wheeled vehicles. Higher interest expense associated with growth in the finance lease portfolio was also experienced. Offsetting these increased costs were lower S&A costs partially attributable to lower Year 2000 remediation costs.

         Expenses declined $8.9 million (1%) in 1998 primarily due to the effect of the realignment provision on 1997's expenses. Higher depreciation from the larger fleets of tank container, chassis, domestic container and European trailers was offset by favorable interest expenses and lower selling and administrative expenses.

         Combined marine container utilization averaged 75% for 1999, 77% for 1998 and 78% for 1997. Tank container utilization was 77% for 1999, 81% for 1998 and 80% for 1997. Combined domestic products utilization averaged 93% for 1999, 92% for 1998 and 90% for 1997. European trailer utilization was 81% for 1999, 88% for 1998 and 92% for 1997.

Other

         The favorable results in other operations for 1999 were primarily due to an $11 million after tax gain on the sale of Transamerica HomeFirst, and improved operating results at Transamerica HomeFirst in the period leading up to its sale.

Discontinued Operations

         In the fourth quarter of 1997, the company discontinued the remainder of its consumer lending business following the sale of its branch-based lending operations. In 1997, income from these operations was $261.8 million including a $275 million after tax gain on the sale of the branch-based consumer lending operations. This gain was offset in part by an operating loss of $13.2 million.

Market Risk

         Market risk is the risk of loss that may occur when fluctuations in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and nonderivative financial instruments have market risk so the company's risk management extends beyond derivatives to encompass all financial instruments it holds that are sensitive to market risk. The Company is primarily exposed to interest rate risk.

Interest Rate Risk

         The Company's operations are subject to risk from interest rate fluctuations when there is a difference between the amount of its interest earning assets and the amount of its interest bearing liabilities that are prepaid, mature or repriced in specified periods. It manages its exposure to interest rate fluctuations by managing the characteristics of its assets and liabilities so that changes are offset. The Company's objectives for asset/liability management are to provide maximum levels of finance income and minimize funding costs while maintaining acceptable levels of interest rate and liquidity risk and facilitating its funding needs. To help achieve these objectives, the Company uses derivative financial instruments including interest rate swaps that correlate to instruments recorded on its balance sheet.

         If market interest rates on December 31, 1999 and 1998 abruptly increased 75 basis points, the fair value of the Company's finance receivables portfolio would decrease approximately $52 million and $33 million, the fair value of its debt would decrease approximately $102 million and $90 million and the fair value of its interest rate swaps would decrease approximately $49 million and $24 million. Conversely, if rates on December 31, 1999 and 1998 abruptly decreased 75 basis points the fair value of its finance receivables portfolio would increase approximately $61 million and $38 million, the fair value of its debt would increase approximately $108 million and $90 million and the fair value of its interest rate swaps would increase approximately $54 million and $33 million.

         The Company determined these amounts by considering only the impact of the hypothetical interest rate change. These analyses do not consider the possible effect a change in economic activity could have in such an environment. Also, in the event of a change of such magnitude, the Company would likely take action to mitigate its exposure to the negative consequences. The Company's customers and competitors would also respond to these fluctuations, and regulators or legislators might act in ways it cannot foresee. Because the Company cannot be certain what specific actions would be taken and their effects, the sensitivity analysis above assumes no significant changes in the Company's financial structure.

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES

                       SUPPLEMENTARY FINANCIAL INFORMATION

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                       Three Months Ended                                    Total
1999                                                 March 31       June 30        September 30       December 31            1999
----                                                 --------       -------        ------------       -----------           --------
                                                                            (Amounts in millions)
Revenues.........................                     $414.6         $436.6           $423.9             $476.3            $1,751.4

Net income.......................                     $ 24.4         $ 44.7           $ 33.7             $ 41.1            $  143.9



                                                                      Three Months Ended                                     Total
1998                                                 March 31       June 30        September 30       December 31            1998
----                                                 --------       -------        ------------       -----------           --------
                                                                            (Amounts in millions)

Revenues.........................                     $373.1         $382.2           $381.2             $416.4            $1,552.9

Net income.......................                     $ 27.5         $ 36.7           $ 33.1             $ 43.5            $  140.8