Form 10-Q
period 2000-03-31
TRANSAMERICA FINANCE CORP
filed 2000-04-28
CIK 99193

Page 1
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2000

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of Common Stock, $10 par value, outstanding as of close of business on April 27, 2000: 1,464,285.

TRANSAMERICA FINANCE CORPORATION

                                    FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

         The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company") for the periods ended March 31, 2000 and 1999, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended December
31, 1999. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year.

                                    * * * * *

       On July 21, 1999, Transamerica Corporation, which owns all of the Company's outstanding common stock, completed its merger with a subsidiary of AEGON N. V.(AEGON), a Netherlands based corporation. As a result, the Company is now a subsidiary of AEGON.

         On March 1, 2000, AEGON announced that it had completed its strategic review of the Company's businesses acquired in connection with the acquisition of Transamerica Corporation in July 1999 and that it has decided to make strategic dispositions of these businesses. The strategic dispositions under consideration include possible asset or business unit sales, in whole or in part, as well as joint ventures. AEGON had previously classified the Company's businesses as non-core. Investment bankers have been retained to assist AEGON in the process.

         The consolidated ratios of earnings to fixed charges were computed by dividing net income before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor.

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                -----------------

                           CONSOLIDATED BALANCE SHEET

                   (Amounts in millions except for share data)


                                                                               March 31,            December 31,
                                                                                 2000                   1999
                                                                            ------------           ------------
Assets:
Cash and cash equivalents                                                   $       69.3           $       23.8
Finance receivables                                                             10,350.8                9,434.6
Less unearned fees ($729.1 in 2000 and
        $726 in 1999) and allowance for losses                                     886.2                  870.5
                                                                            ------------           ------------
                                                                                 9,464.6                8,564.1

Property and equipment,  less  accumulated  depreciation
    of $1,523.2 in 2000 and $1,510 in 1999:
        Land, buildings and equipment                                               55.8                   59.3
        Equipment held for lease                                                 2,976.0                3,020.5
Investments (cost of $65.6 in 2000 and
        $56.7 in 1999)                                                             109.7                   88.7
Goodwill, less accumulated amortization of
        $195.6 in 2000 and $191.3 in 1999                                          404.6                  409.3
Assets held for sale                                                                23.4                   24.5
Other assets                                                                       589.2                  732.6
                                                                            ------------           ------------
                                                                            $   13,692.6           $   12,922.8
                                                                            ============           ============


Liabilities and Stockholder's Equity:
Debt:
        Unsubordinated                                                      $    9,965.4           $    9,295.2
        Subordinated                                                               211.0                  222.0
                                                                            ------------           ------------

                  Total Debt                                                    10,176.4                9,517.2

Accounts payable and other liabilities                                           1,058.9                1,096.4
Income taxes payable                                                               515.5                  502.9

Stockholder's equity:
    Preferred stock - authorized, 250,000 shares
        without par value: none issued
    Common stock - authorized, 2,500,000 shares of
        $10 par value; issued and outstanding
        1,464,285 shares                                                            14.6                   14.6
    Additional paid-in capital                                                   1,878.3                1,742.9
    Retained earnings                                                               37.4                   41.3
    Components of other cumulative
        comprehensive income:
        Net unrealized gain from investments marked to fair value                   28.6                   20.8
        Foreign currency translation adjustments                                   (17.1)                 (13.3)
                                                                            ------------           ------------
                  Total Stockholder's Equity                                     1,941.8                1,806.3
                                                                            ------------           ------------
                                                                            $   13,692.6           $   12,922.8
                                                                            ============           ============

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                             ----------------------

                        CONSOLIDATED STATEMENT OF INCOME

                          (Dollar amounts in millions)

                                                                       Three months ended
                                                                            March 31,
                                                                      2000             1999
                                                                  ----------        ----------

 REVENUES
 Finance charges and other fees                                   $    256.4        $    196.1
 Leasing revenues                                                      170.9             172.0
 Other                                                                  37.2              46.5
                                                                  ----------        ----------
         Total revenues                                                464.5             414.6

 EXPENSES
 Interest and debt expense                                             143.7             109.5
 Depreciation on equipment held for lease                               75.9              72.5
 Salaries and other operating expenses                                 173.2             169.2
 Provision for losses on receivables                                    25.3              20.9
                                                                  ----------        ----------
         Total expenses                                                418.1             372.1

 Income before income taxes                                             46.4              42.5
 Income taxes                                                            9.3              18.1
                                                                  ----------        ----------

 Net income                                                       $     37.1        $     24.4
                                                                  ==========        ==========

 Ratio of earnings to fixed charges                                     1.31              1.37
                                                                        ====              ====

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                -----------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                              (Amounts in millions)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                          2000             1999
                                                                                      -----------       ----------
OPERATING ACTIVITIES
Net income                                                                            $      37.1       $     24.4
Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization                                                       84.8             80.4
         Provision for losses on receivables                                                 25.3             20.9
         Change in accounts payable and other liabilities                                   (10.8)           (79.1)
         Change in income taxes payable                                                      13.8             18.0
         Other                                                                                5.1             (0.9)
                                                                                      -----------       ----------
Net cash provided by operating activities                                                   155.3             63.7

INVESTING ACTIVITIES
Finance receivables originated                                                           (7,182.0)        (5,716.8)
Finance receivables collected and sold                                                    6,246.8          5,361.9
Purchase of property and equipment                                                          (72.9)          (188.1)
Sales of property and equipment                                                              18.7             11.2
Other                                                                                       129.1             91.1
                                                                                      -----------       ----------
Net cash used by investing activities                                                      (860.3)          (440.7)

FINANCING ACTIVITIES
Proceeds from debt financing                                                              2,690.9          2,250.2
Payment of debt                                                                          (2,034.7)        (1,916.2)
Capital contribution                                                                        135.3             42.5
Cash dividend paid                                                                          (41.0)
                                                                                      -----------       ----------

Net cash provided by financing activities                                                   750.5            376.5
                                                                                      -----------       ----------

Increase (decrease) in cash and cash equivalents                                             45.5             (0.5)
Cash and cash equivalents at beginning of year                                               23.8             51.2
                                                                                      -----------       ----------
Cash and cash equivalents at end of period                                            $      69.3       $     50.7
                                                                                      ===========       ==========

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                -----------------

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                              (Amounts in millions)

                                                                    Three months ended
                                                                         March 31,
                                                                   2000             1999
                                                                ---------         --------
Balance at beginning of year                                    $    41.3         $   48.0
Net income                                                           37.1             24.4
Dividend declared and paid                                          (41.0)
                                                                ---------         --------

Balance at end of period                                        $    37.4         $   72.4
                                                                =========         ========


Item 2.  Management's Narrative Analysis of Results of Operations

       On July 21, 1999, Transamerica Corporation, which owns all of the Company's outstanding stock, completed its merger with a subsidiary of AEGON N.
V. (AEGON), a Netherlands based corporation. As a result, Transamerica Finance Corporation (the "Company") is now a subsidiary of AEGON.

       On March 1, 2000, AEGON announced that it had completed its strategic review of the Company's businesses acquired in connection with the purchase of Transamerica Corporation in July 1999 and that it has decided to make strategic dispositions of these businesses. The strategic dispositions under consideration include possible asset or business unit sales, in whole or in part, as well as joint ventures. AEGON had previously classified the Company's businesses as non-core. Investment bankers have been retained to assist AEGON in the process.


       The following table sets forth revenues and income by line of business:


                     REVENUES AND INCOME BY LINE OF BUSINESS
                              (Amounts in millions)

                                                         Three months ended March 31,
                                                    Revenues                     Income
                                               2000          1999          2000         1999
                                            ----------     --------      ---------    --------

Commercial lending *                        $    292.1     $  225.4      $  34.1      $   21.9
Leasing *                                        172.4        184.0          9.6           9.7
Other                                                           5.2         (2.3)         (2.5)
Amortization of goodwill                                                    (4.3)         (4.7)
                                            ----------     --------      -------      --------
                                            $    464.5     $  414.6      $  37.1      $   24.4
                                            ==========     ========      =======      ========


* Effective January 1, 2000, Leasing's Structured Finance operation, renamed International Equipment Finance, is included with Commercial Lending's Equipment Financial Services operation. 1999 amounts have been restated to conform to the 2000 presentation.

Commercial Lending

         The commercial lending business makes commercial loans through three operations: distribution finance, business credit and equipment financial services; commercial lending also makes consumer loans to facilitate sales by manufacturers and dealers of consumer durable goods. Commercial Lending net income for the first quarter of 2000 was $30.4 million compared to $17.7 million for the first quarter of 1999. Income, before the amortization of goodwill, was $34.1 million in the first quarter of 2000. This represented a $12.2 million (56%) increase from the first quarter of 1999 income of $21.9 million. Operating results for 2000 included after tax gains of $5.8 million from the sale of a portion of stock received from the exercise of stock warrants by the business credit operation. Operating results for 1999 included after tax gains of $500,000 on the sale and securitization of inventory floorplan and equipment lease finance receivables. Excluding the above items, commercial lending income before the amortization of goodwill increased $6.9 million (32%) over the first quarter of 1999. Higher average net receivables outstanding contributed to the growth in operating income.

         Revenues in the first quarter of 2000 increased $66.7 million (30%) over the first quarter of 1999 principally as a result of growth in average net receivables outstanding. Revenues in the first quarter of 2000 included $9.2 million of gains on the sale of stock.

         Interest expense increased $39.1 million (53%) in the first quarter of 2000 as compared to the comparable 1999 period due to a higher average interest rate on borrowings and due to higher average outstanding debt as a result of growth in average net receivables outstanding. Operating expenses rose $4.5 million (5%) mainly as a result of costs related to higher business volume and servicing of receivables. The provision for losses on receivables increased $4.4 million (21%) due to growth in receivables. Credit losses, net of recoveries, on an annualized basis as a percentage of average net receivables outstanding were 0.55% for the first quarter of 2000 compared to 0.90% for the first quarter of 1999.

         Net receivables outstanding at March 31, 2000, increased $913.1 million (10%) from December 31, 1999 due to continued growth in each business unit.
Management has established an allowance for losses equal to 1.63% of net receivables outstanding as of March 31, 2000 compared to 1.66% at December 31, 1999.

         Delinquent receivables are defined as the instalment balance for inventory finance, business credit asset based lending and international equipment finance receivables more than 60 days past due, and the receivables balance for all other receivables over 60 days past due. At March 31, 2000, delinquent receivables were $118.4 million (1.14% of receivables outstanding) compared to $105.9 million (1.12% of receivables outstanding) at December 31, 1999.

         Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent for non credit card receivables or at such earlier time as full collectibility becomes doubtful. Nonearning receivables on revolving credit card accounts are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $168.7 million (1.63% of receivables outstanding) at March 31, 2000 compared to $136.7 million (1.45% of receivables outstanding) at December 31, 1999.

Leasing

         Leasing comprises the Company's marine containers, domestic products, tank containers, and European trailer operations. Net income for the first quarter of 2000 was $9.1 million compared to $9.2 million in the first quarter of 1999. Income, before the amortization of goodwill, was $9.6 million in the first quarter of 2000 compared to $9.7 million in the first quarter of 1999. Operating results for 2000 included $9.5 million in net tax benefits associated with a structured equipment financing of certain European Trailer equipment. Results for the first quarter of 1999 included a $4.9 million benefit from the termination of a leverage lease. Excluding the above items, operating income, before goodwill amortization, was $100,000 in the first quarter of 2000 versus $4.8 million in the first quarter of 1999. Earnings were negatively impacted year to year due to a continued decline in marine (special, dry and refrigerated) and tank container per-diem rates. Lower earnings were also experienced in special containers due to fewer on-hire units and in rail trailers due to lower rail units on-hire and total fleet size.

         Revenues for the first quarter of 2000 decreased $11.6 million (6%) versus the first quarter of 1999. The continued trade imbalance between Asia, Europe and the United States and an oversupply of marine container equipment continued to negatively impact per diem rates and revenues. Lower revenues were also experienced in special containers due to lower demand for this equipment type and in rail trailers due to a continuing decline in the rail units on-hire and total fleet size. Partially offsetting these were higher revenues from a larger chassis fleet and more on-hire units. Expenses for 2000 increased $3.7 million (2%) from 1999 as a result of more strategic positioning expenditures associated with the movement of dry container equipment to meet anticipated demand in the Asian market and higher ownership costs associated with a larger chassis fleet.

         The utilization of marine containers was 76% for the first quarter of 2000 compared to 75% in the first quarter of 1999. Domestic products utilization was 93% for the first quarter of 2000 compared to 91% in the first quarter of 1999. Tank container utilization was 81% for the first quarter of 2000 compared to 77% in the first quarter of 1999. European trailer utilization was 80% for both the first quarter of 2000 and the first quarter of 1999.

Comprehensive Income

         In accordance with Financial Accounting Standard No. 130, Reporting Comprehensive Income, comprehensive income for the three months ended March 31, 2000 and 1999 comprised (amounts in millions):

                                                               Three months ended
                                                                    March 31,
                                                            2000                1999
                                                          --------           ---------

 Net income                                               $   37.1           $    24.4
 Other comprehensive income, net of tax:
     Change in net unrealized gains from
         investments marked to fair value                      7.8
     Foreign currency translation adjustments                 (3.8)              (17.4)
                                                          --------           ---------
 Comprehensive income                                     $   41.1           $     7.0
                                                          ========           =========

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

         Derivative financial instruments with a notional amount of $2.7 billion at March 31, 2000 and $2.8 billion at December 31, 1999 and designated as hedges of the Company's liabilities were outstanding.

         While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At March 31, 2000, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of the Company's liability hedges at March 31, 2000 and December 31, 1999 was a net obligation of $32.5 million and $20.6 million comprising agreements with aggregate gross obligations of $43 million and $28.2 million and agreements with aggregate gross benefits of $10.5 million and $7.6 million.


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

TRANSAMERICA FINANCE CORPORATION
(Registrant)




George B. Sundby
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)

Date:    April 28, 2000