Form 10-Q
period 2000-06-30
TRANSAMERICA FINANCE CORP
filed 2000-08-11
CIK 99193

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2000

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



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       Number of shares of Common Stock, $10 par value, outstanding as of close of business on August 10, 2000: 1,464,285.

TRANSAMERICA FINANCE CORPORATION

                                    FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

       The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company") for the periods ended June 30, 2000 and 1999, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended December 31, 1999. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year.

                                    * * * * *

       On July 21, 1999, Transamerica Corporation, which owns all of the Company's outstanding common stock, completed its merger with a subsidiary of AEGON N. V.(AEGON), a Netherlands based corporation. As a result, the Company is now a subsidiary of AEGON.

       On March 1, 2000, AEGON announced that it had completed a strategic review of the Company's businesses acquired in connection with the acquisition of Transamerica Corporation in July 1999 and that it had decided to make strategic dispositions of these businesses.

       On July 24, 2000, AEGON announced that general weakness within the commercial finance market has made the sale of the core commercial lending business units of the Company less attractive and that it currently intends to continue operating these units. Strategic dispositions of other business units are currently under consideration. AEGON also announced an agreement was signed for the sale of Leasing's tank business for approximately $260 million, which will result in a gain. This transaction is expected to close before the end of the year.

       On July 28, 2000, an agreement was signed for the sale of Leasing's North American Intermodal business for approximately $675 million, which will result in a gain. The assets to be sold will include additional equipment to be purchased through the close of the transaction which is expected to occur before the end of the year.

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

Page 3

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                -----------------

                           CONSOLIDATED BALANCE SHEET

                   (Amounts in millions except for share data)


                                                                               June 30,             December 31,
                                                                                 2000                   1999
                                                                            ------------           ------------
Assets:
Cash and cash equivalents                                                   $      139.8           $       23.8

Finance receivables                                                              9,726.9                9,434.6
Unearned fees                                                                     (797.3)                (726.0)
Allowance for losses                                                              (168.0)                (144.5)
                                                                            ------------           ------------
                                                                                 8,761.6                8,564.1

Property and equipment,  less  accumulated  depreciation of
    $1,125.8 in 2000 and $1,510 in 1999:
        Land, buildings and equipment                                               47.6                   59.3
        Equipment held for lease                                                 2,134.3                3,020.5
Investments (cost of $78.6 in 2000 and
       $56.7 in 1999)                                                              115.7                   88.7
Goodwill, less accumulated amortization of
       $182.8 in 2000 and $191.3 in 1999                                           356.8                  409.3
Assets held for sale                                                             1,765.4                   24.5
Other assets                                                                       619.8                  732.6
                                                                            ------------           ------------
                                                                            $   13,941.0           $   12,922.8
                                                                            ============           ============


Liabilities and Stockholder's Equity:
Debt:
        Unsubordinated                                                      $   10,320.3           $    9,295.2
        Subordinated                                                                84.0                  222.0
                                                                            ------------           ------------

                  Total Debt                                                    10,404.3                9,517.2

Accounts payable and other liabilities                                           1,096.1                1,096.4
Income taxes payable                                                               514.2                  502.9

Stockholder's equity:
    Preferred stock - authorized, 250,000 shares
        without par value: none issued
    Common stock - authorized, 2,500,000 shares of
        $10 par value; issued and outstanding
        1,464,285 shares                                                            14.6                   14.6
    Additional paid-in capital                                                   1,919.6                1,742.9
    Retained earnings                                                                                      41.3
    Components of other cumulative
        comprehensive income:
        Net unrealized gain from investments marked to fair value                   24.1                   20.8
        Foreign currency translation adjustments                                   (31.9)                 (13.3)
                                                                            ------------           ------------
                  Total Stockholder's Equity                                     1,926.4                1,806.3
                                                                            ------------           ------------
                                                                            $   13,941.0           $   12,922.8
                                                                            ============           ============

Page 4

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                             ----------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS

                          (Dollar amounts in millions)

                                                                        Six months ended                 Three months ended
                                                                            June 30,                          June 30,
                                                                      2000             1999              2000          1999
                                                                  ----------        ----------       ----------     ---------

 REVENUES
 Finance charges and other fees                                   $    539.1        $    409.6       $    282.7     $   213.5
 Leasing revenues                                                      344.1             344.1            173.2         172.1
 Gain on sale of business unit                                                            15.3                           15.3
 Other                                                                  80.8              82.2             43.6          35.7
                                                                  ----------        ----------       ----------     ---------
         Total revenues                                                964.0             851.2            499.5         436.6

 EXPENSES
 Interest and debt expense                                             299.5             219.1            155.8         109.6
 Depreciation on equipment held for lease                              151.9             146.8             76.0          74.3
 Salaries and other operating expenses                                 349.5             331.6            176.3         162.4
 Provision for expected losses on disposal of business units            78.4                               78.4
 Provision for losses on receivables                                    57.9              39.7             32.6          18.8
                                                                  ----------        ----------       ----------     ---------
         Total expenses                                                937.2             737.2            519.1         365.1

 Income (loss) before income taxes                                      26.8             114.0            (19.6)         71.5
 Income taxes                                                           11.5              44.9              2.2          26.8
                                                                  ----------        ----------       ----------     ---------

 Net income (loss)                                                $     15.3        $     69.1       $    (21.8)    $    44.7
                                                                  ==========        ==========       ==========     =========


 Ratio of earnings to fixed charges                                     1.09             1.49
                                                                        ====             ====

Page 5

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                -----------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                              (Amounts in millions)

                                                                                           Six months ended
                                                                                               June 30,
                                                                                          2000             1999
                                                                                      -----------       ----------

OPERATING ACTIVITIES
Net income                                                                            $      15.3       $     69.1
Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization                                                      169.8            162.1
         Provision for losses on receivables                                                 57.9             39.7
         Change in accounts payable and other liabilities                                    44.3             78.0
         Change in income taxes payable                                                      11.3             39.2
         Losses (gain) on disposal of business units                                         78.4            (15.3)
         Other                                                                              (10.2)           (72.0)
                                                                                      -----------       ----------
Net cash provided by operating activities                                                   366.8            300.8

INVESTING ACTIVITIES
Finance receivables originated                                                          (14,991.9)       (12,509.4)
Finance receivables collected and sold                                                   13,779.8         11,951.7
Purchase of property and equipment                                                         (167.6)          (253.3)
Sales of property and equipment                                                              71.5             30.1
Proceeds from sale of Transamerica HomeFirst                                                                 200.0
Other                                                                                        53.0            130.0
                                                                                      -----------       ----------
Net cash used by investing activities                                                    (1,255.2)          (450.9)

FINANCING ACTIVITIES
Proceeds from debt financing                                                              4,624.4          3,495.1
Payment of debt                                                                          (3,740.1)        (3,276.0)
Capital contribution                                                                        196.1             42.5
Cash dividend paid                                                                          (56.6)           (89.7)
Return of capital                                                                           (19.4)
                                                                                      -----------       ----------

Net cash provided by financing activities                                                 1,004.4            171.9
                                                                                      -----------       ----------

Increase in cash and cash equivalents                                                       116.0             21.8
Cash and cash equivalents at beginning of year                                               23.8             51.2
                                                                                      -----------       ----------
Cash and cash equivalents at end of period                                            $     139.8       $     73.0
                                                                                      ===========       ==========

Page 6

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                -----------------

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                              (Amounts in millions)

                                                                     Six months ended
                                                                         June 30,
                                                                   2000             1999
                                                                ---------         ------

Balance at beginning of year                                    $    41.3         $   48.0
Net income                                                           15.3             69.1
Dividend declared and paid                                          (56.6)           (89.7)
                                                                ---------         --------

Balance at end of period                                        $     0.0         $   27.4
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

       On March 1, 2000, AEGON announced that it had completed a strategic review of the Company's businesses acquired in connection with the acquisition of Transamerica Corporation in July 1999 and that it had decided to make strategic dispositions of these businesses.

       On July 24, 2000, AEGON announced that general weakness within the commercial finance market has made the sale of the core commercial lending business units of the Company less attractive and that it currently intends to continue operating these units. Strategic dispositions of other business units are currently under consideration. AEGON also announced an agreement was signed for the sale of Leasing's tank business for approximately $260 million, which will result in a gain. This transaction is expected to close before the end of the year.

       On July 28, 2000, an agreement was signed for the sale of Leasing's North American Intermodal business for approximately $675 million, which will result in a gain. The assets to be sold will include additional equipment to be purchased through the close of the transaction which is expected to occur before the end of the year.


       The following table sets forth revenues and income (loss) by line of business:


                 REVENUES AND INCOME (LOSS) BY LINE OF BUSINESS
                              (Amounts in millions)

                                                           Six months ended June 30,                 Second Quarter
                                                    Revenues                    Income                Income (loss)
                                               2000          1999          2000         1999          2000       1999
                                            ----------     --------      -------      --------     --------   --------

Commercial lending *                        $    615.3     $  467.3      $  16.4      $   55.3     $  (17.7)  $   33.4
Leasing *                                        348.7        360.3         11.0          16.2          1.4        6.5
Other                                                          23.6         (2.9)          6.9         (0.6)       9.4
Amortization of goodwill                                                    (9.2)         (9.3)        (4.9)      (4.6)
                                            ----------     --------      -------      --------     --------   --------
                                            $    964.0     $  851.2      $  15.3      $   69.1     $  (21.8)  $   44.7
                                            ==========     ========      =======      ========     ========   ========

* Effective January 1, 2000, Leasing's Structured Finance operation, renamed International Equipment Finance, is included with Commercial Lending's Equipment Financial Services operation. 1999 amounts have been restated to conform to the 2000 presentation.

Commercial Lending

       The commercial lending business makes commercial loans through three operations: distribution finance, business credit and equipment financial services. Commercial lending results for the first half and second quarter of 2000 were net income of $8.2 million and net loss of $22.1 million compared to net income of $47 million and $29.3 million for the comparable periods of 1999. Income, before the amortization of goodwill, for the first half and second quarter of 2000 declined $38.9 million (70%) and $51.1 million (153%) from comparable prior year periods.

       Operating results for the second quarter of 2000 included a $78.4 million charge ($58 million after tax) resulting from the decision to exit the consumer mortgage and insurance premium finance businesses. The provision is primarily for the write off of related goodwill and for the reduction of the net carrying value of the receivable portfolios to their estimated realizable value. The net receivables of these operations totalled $950.8 million and have been reclassified as assets held for sale. Operating results for the first half and second quarter of 2000 included after tax gains of $11.6 million and $5.8 million from the sale of a portion of stock received from the exercise of stock warrants by the business credit operation. Also included in second quarter 2000 results was a $1.7 million after tax charge resulting from accelerated amortization of premiums from unwinding the $150 million retail revolving credit card securitization. The higher cost of renewing this securitization program was the primary factor which led to the decision to no longer finance the receivables off balance sheet. Operating results for the six months ended June 30,1999 included after tax gains of $2.2 million resulting from the sale of stock received from the exercise of stock warrants and $1.7 million from the sale and securitization of inventory floorplan, equipment lease finance, and retail revolving credit card receivables. Operating results for the second quarter 1999 included after tax gains of $1.2 million on the sale and securitization of the retail revolving credit card, inventory floorplan and equipment lease finance receivables and $300,000 from the sale of stock. Excluding the above items, commercial lending income before the amortization of goodwill for the first six months and second quarter of 2000 increased $13.1 million (25%) and $4.3 million (13%) over the comparable prior year periods. Higher average net receivables outstanding contributed to the growth in operating income.

       Revenues in the first half and second quarter of 2000 increased $148 million (32%) and $81.3 million (34%) over the corresponding 1999 periods principally as a result of growth in average net receivables outstanding. Revenues in the first half and second quarter of 2000 included $18.4 million and $9.2 million of gains on the sale of stock compared to $3.4 million and $400,000 for the corresponding 1999 periods.

       Interest expense increased $89.7 million (60%) and $50.6 million (66%) in the first half and second quarter of 2000 due to higher average debt levels needed to support receivable growth and a higher average interest rate on borrowings. Operating expenses for the first half and second quarter of 2000 increased $11.5 million (6%) and $7 million (8%) over prior year periods mainly as a result of higher business volume. The provision for losses on receivables for the first half and second quarter of 2000 increased $18.1 million (46%) and $13.7 million (73%) from the corresponding 1999 periods principally as a result of increased delinquent and nonearning receivables. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding, net of unearned finance charges, were .54% for the first half and second quarter of 2000 compared to .83% and .75% for the comparable periods of 1999.

       Net commercial finance receivables outstanding at June 30, 2000 increased $221 million (3%) from December 31, 1999. During the second quarter of 2000 the commercial lending operation reclassified its consumer mortgage and insurance premium finance net receivables totaling $950.8 million to assets held for sale. Excluding the reclassification effect, net commercial finance receivables at June 30, 2000 increased by $1,171.8 million (13%) from December 31, 1999. Management has established an allowance for losses equal to 1.88% of net commercial finance receivables outstanding as of June 30, 2000 compared to 1.66% at December 31, 1999.

       Effective in the second quarter 2000, the policies used for the determination of delinquent and nonearning receivables for the international equipment finance receivables have been revised to provide greater consistency among the company's receivable portfolios. It is management's view that the new methodology provides a better and more meaningful assessment of the condition of the portfolio. Delinquent and nonearning data presented as of December 31, 1999 has been restated.

       Delinquent receivables are defined as instalments for inventory finance and business credit asset based lending receivables more than 60 days past due and the outstanding loan balance for all other receivables over 60 days past due. At June 30, 2000, delinquent receivables were $119.7 million (1.23% of receivables outstanding) compared to $139.6 million (1.48% of receivables outstanding) at December 31, 1999.

       Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent for non credit card receivables or at such earlier time as full collectibility becomes doubtful. Nonearning receivables on revolving credit card accounts are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $149 million (1.53% of receivables outstanding) at June 30, 2000 compared to $136.3 million (1.44% of receivables outstanding) at December 31, 1999. Delinquent and nonearning receivables at June 30, 2000 exclude amounts related to the consumer mortgage and insurance premium finance receivables due to the reclassification to assets held for sale.

       Assets held for sale as of June 30, 2000 totalled $912.9 million and consisted of consumer mortgage receivables of $ 630.3 million, insurance premium finance receivables of $320.5 million, other repossessed assets of $9.4 million, and a valuation allowance of $47.3 million. Assets held for sale at December 31,1999 totaled $7.2 million, net of a $1.7 million valuation allowance. Of the finance receivables held for sale at June 30, 2000, $39.1 million (4.1% of receivables held for sale) were more than 60 days past due and $31.1 million (3.3% of receivables held for sale) were classified as nonearning.

Leasing

       Leasing comprises the company's marine containers and European trailer operations. Leasing signed agreements in July to sell its tank container and domestic products businesses and correspondingly has reclassified those net assets to assets held for sale at June 30, 2000. Leasing's net income for the first half and second quarter of 2000 was $10 million and $0.9 million compared to $15.1 million and $5.9 million for the first half and second quarter of 1999.

       Income before the amortization of goodwill for the first half and second quarter of 2000 was $11 million and $1.4 million compared to $16.2 million and $6.5 million for the first half and second quarter of 1999. Operating results for the first quarter 2000 included $9.5 million in net tax benefits associated with a structured equipment financing of certain European trailer equipment. Results for the first quarter of 1999 included a $4.9 million after-tax benefit from the termination of a leverage lease. Excluding the above items, operating income, before the amortization of goodwill, for the first half and second quarter of 2000 was $1.5 million and $1.4 million compared to $11.3 million and $6.5 million for the comparable prior year periods. For both the first half and second quarter of 2000, earnings were negatively impacted year to year by a continued decline in marine (special, dry and refrigerated) and tank container per-diem rates and higher marine operating costs as a result of higher strategic positioning expenditures. Lower earnings were also experienced in rail trailers due to lower rail units on-hire. Additionally, European trailer experienced lower earnings as a result of lower per-diem rates and higher operating costs.

       Revenues for the first half and second quarter of 2000 decreased $11.6 million (3%) and increased $0.1 million (-%) versus the comparable prior year periods. For both the first half and second quarter of 2000, the continued trade imbalance between Asia, Europe and the United States and an oversupply of marine container equipment continued to negatively impact per-diem rates and revenues. Lower revenues were also experienced in special containers due to lower demand for this equipment type and in rail trailers due to a continuing decline in the rail units on-hire and total fleet size. Lower revenue was also experienced in European trailer as a result of lower per-diem rates. Partially offsetting these decreases were higher revenues from a larger chassis fleet and more on-hire units.

       Expenses for the first half and second quarter of 2000 increased $12.5 million (4%) and $8.8 million (5%) over the corresponding 1999 periods as a result of greater strategic positioning expenditures associated with the movement of dry container equipment to meet anticipated demand in the Asian market and higher ownership costs associated with a larger chassis fleet. Higher operating expenses were experienced in European trailer as a result of a larger fleet.

       The utilization of marine containers was 77% for both the first half and second quarter of 2000 compared to 74% and 73% for the comparable prior year periods. European trailer utilization was 81% and 82% for the first half and second quarter of 2000 compared to 80% for the comparable prior year periods. The utilization of tank containers was 81% for both the first half and second quarter of 2000 compared to 77% and 76% for the comparable prior year periods. Domestic products utilization was 92% for both the first half and second quarter of 2000 compared to 91% for the comparable prior year periods.

       Assets held for sale at June 30, 2000 totalled $852.5 million and consisted of tank containers and domestic products equipment held for lease of $800.4 million and accounts receivable and other net assets of $52.1 million. Assets held for sale at December 31, 1999 totalled $17.3 million.

Other

       The decline in the results in other operations compared to the first half and second quarter of 1999 was primarily due to a $15.3 million ($11 million after-tax) gain on the sale of Transamerica HomeFirst in June 1999.

Comprehensive Income

       In  accordance  with  Financial  Accounting  Standard No. 130,  Reporting
Comprehensive Income, comprehensive income for the six months and second quarter ended June 30, 2000 and 1999 comprised (amounts in millions):

                                                                Six months ended               Three months ended
                                                                    June 30,                        June 30,
                                                            2000                1999            2000        1999
                                                          --------           ---------       ---------    --------

 Net income (loss)                                        $   15.3           $    69.1       $   (21.8)   $   44.7
 Other comprehensive income, net of tax:
     Change in net unrealized gains from
         investments marked to fair value                      3.3                                (4.5)
     Foreign currency translation adjustments                (18.6)              (13.7)          (14.8)        3.7
                                                          --------           ---------       ---------    --------
 Comprehensive income (loss)                              $    0.0           $    55.4       $   (41.1)   $   48.4
                                                          ========           =========       =========    ========

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

       Derivative financial instruments with a notional amount of $2.4 billion at June 30, 2000 and $2.8 billion at December 31, 1999 and designated as hedges of the Company's liabilities were outstanding.

       While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At June 30, 2000, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of the Company's liability hedges at June 30, 2000 and December 31, 1999 was a net obligation of $25.8 million and $20.6 million comprising agreements with aggregate gross obligations of $33.2 million and $28.2 million and agreements with aggregate gross benefits of $7.4 million and $7.6 million.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

                12     Computation of Ratio of Earnings to Fixed Charges.

                27     Financial Data Schedule.

(b)      Reports on Form 8-K.

                On August 4, 2000 TFC reported that AEGON had issued a guarantee of all newly issued debt under TFC's $4.5 billion United States commercial paper program.

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

Date:    August 11, 2000