Form 10-Q
period 2000-09-30
TRANSAMERICA FINANCE CORP
filed 2000-11-09
CIK 99193

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q


          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 2000

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of Common Stock, $10 par value, outstanding as of close of business on November 8, 2000: 1,464,285.

TRANSAMERICA FINANCE CORPORATION

                                    FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements.

         The following unaudited consolidated financial statements of Transamerica Finance Corporation and Subsidiaries (the "Company") for the periods ended September 30, 2000 and 1999, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended December
31, 1999. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

       On July 24, 2000, AEGON announced that general weakness within the commercial finance market had made the sale of the core commercial lending business units of the Company less attractive and that it intended to continue operating these units. Strategic dispositions of non core units are currently under consideration.

       On August 16, 2000, the commercial lending operation sold assets consisting of consumer mortgage receivables at their net carrying value of $536.1 million. On September 28, 2000, the leasing operation sold its tank container business. The tank container transaction generated proceeds of $263.7 million and a pretax gain of $5 million ($3.2 million after tax).

       On October 24, 2000, Leasing's domestic products business was sold for $672.4 million and will result in an after tax gain of approximately $35 million in the fourth quarter of 2000.

       Proceeds from these asset sales were used to pay down related debt and to return capital to Transamerica Corporation.

       The consolidated ratios of earnings to fixed charges were computed by dividing net income before fixed charges and income taxes by the fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor.

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                -----------------

                           CONSOLIDATED BALANCE SHEET

                   (Amounts in millions except for share data)



                                                                             September 30,          December 31,
                                                                                 2000                   1999
                                                                            ------------           ------------

Assets:
Cash and cash equivalents                                                   $      104.3           $       23.8

Finance receivables                                                              9,026.5                9,434.6
Unearned fees                                                                     (824.3)                (726.0)
Allowance for losses                                                              (157.6)                (144.5)
                                                                            ------------           ------------
                                                                                 8,044.6                8,564.1

Property and equipment,  less  accumulated  depreciation
    of $1,135.8 in 2000 and $1,510 in 1999:
        Land, buildings and equipment                                               41.6                   59.3
        Equipment held for lease                                                 2,060.6                3,020.5
Investments (cost of $80.5 in 2000 and
    $56.7 in 1999)                                                                 146.1                   88.7
Goodwill, less accumulated amortization of
    $182.7 in 2000 and $191.3 in 1999                                              325.9                  409.3
Assets held for sale                                                             2,008.8                   24.5
Other assets                                                                       568.0                  732.6
                                                                            ------------           ------------
                                                                            $   13,299.9           $   12,922.8
                                                                            ============           ============


Liabilities and Stockholder's Equity:
Debt:
        Unsubordinated                                                      $    9,751.3           $    9,295.2
        Intercompany with AEGON affiliates                                         100.0
        Subordinated                                                                84.0                  222.0
                                                                            ------------           ------------

                  Total Debt                                                     9,935.3                9,517.2

Accounts payable and other liabilities                                           1,108.8                1,096.4
Income taxes payable                                                               488.5                  502.9

Stockholder's equity:
    Preferred stock - authorized, 250,000 shares
        without par value: none issued
    Common stock - authorized, 2,500,000 shares of
        $10 par value; issued and outstanding
        1,464,285 shares                                                            14.6                   14.6
    Additional paid-in capital                                                   1,821.6                1,742.9
    Retained earnings (deficit)                                                    (69.4)                  41.3
    Components of other cumulative
        comprehensive income:
        Net unrealized gain from investments marked to fair value                   42.7                   20.8
        Foreign currency translation adjustments                                   (42.2)                 (13.3)
                                                                            ------------           ------------
                  Total Stockholder's Equity                                     1,767.3                1,806.3
                                                                            ------------           ------------
                                                                            $   13,299.9           $   12,922.8
                                                                            ============           ============


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                             ----------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS

                          (Dollar amounts in millions)


                                                                        Nine months ended                Three months ended
                                                                          September 30,                     September 30,
                                                                      2000             1999              2000          1999
                                                                  ----------        ----------       ----------     ---------

 REVENUES
 Finance charges and other fees                                   $    801.4        $    629.0       $    262.3     $   219.4
 Leasing revenues                                                      511.5             518.0            167.4         173.9
 Gain on sale of business units                                          5.0              15.3              5.0
 Other                                                                 120.3             112.8             39.5          30.6
                                                                  ----------        ----------       ----------     ---------
         Total revenues                                              1,438.2           1,275.1            474.2         423.9

 EXPENSES
 Interest and debt expense                                             457.9             327.5            158.4         108.4
 Depreciation on equipment held for lease                              226.6             222.4             74.7          75.6
 Salaries and other operating expenses                                 514.8             496.1            165.3         164.5
 Provision for expected losses on disposal of business units           231.6                              153.2
 Provision for losses on receivables                                    83.2              60.2             25.3          20.5
                                                                  ----------        ----------       ----------     ---------
         Total expenses                                              1,514.1           1,106.2            576.9         369.0

 Income (loss) before income taxes                                     (75.9)            168.9           (102.7)         54.9
 Income tax provision (benefit)                                        (21.8)             66.1            (33.3)         21.2
                                                                  ----------        ----------       ----------     ---------

 Net income (loss)                                                $    (54.1)       $    102.8       $    (69.4)    $    33.7
                                                                  ==========        ==========       ==========     =========

 Ratio of earnings to fixed charges                                     0.84              1.49
                                                                        ====              ====


                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                -----------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                              (Amounts in millions)


                                                                                           Nine months ended
                                                                                             September 30,
                                                                                          2000             1999
                                                                                      -----------       ----------

OPERATING ACTIVITIES
Net income (loss)                                                                     $     (54.1)      $    102.8
Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
         Depreciation and amortization                                                      254.9            247.0
         Provision for losses on receivables                                                 83.2             60.2
         Change in accounts payable and other liabilities                                    46.6            145.9
         Change in income taxes payable                                                     (11.5)            52.6
         Realized gains on sale of business units                                            (5.0)           (15.3)
         Provision for expected losses
              on disposal of business units                                                 231.6
         Other                                                                               15.1            (46.2)
                                                                                      -----------       ----------
Net cash provided by operating activities                                                   560.8            547.0

INVESTING ACTIVITIES
Finance receivables originated                                                          (22,230.4)       (19,538.9)
Finance receivables collected and sold                                                   20,637.5         18,301.8
Purchase of property and equipment                                                         (192.0)          (319.5)
Sales of property and equipment                                                              83.4             47.9
Proceeds from sale of consumer mortgage receivables                                         536.1
Proceeds from sale of tank containers                                                       263.7
Proceeds from sale of Transamerica HomeFirst                                                                 200.0
Other                                                                                       (22.7)            74.6
                                                                                      -----------       ----------
Net cash used by investing activities                                                      (924.4)        (1,234.1)

FINANCING ACTIVITIES
Proceeds from debt financing                                                              4,781.9          5,382.9
Payment of debt                                                                          (4,359.9)        (4,612.6)
Capital contribution                                                                        298.1             98.8
Cash dividend paid                                                                          (56.6)          (114.7)
Return of capital                                                                          (219.4)
                                                                                      -----------       ----------

Net cash provided by financing activities                                                   444.1            754.4
                                                                                      -----------       ----------

Increase in cash and cash equivalents                                                        80.5             67.3
Cash and cash equivalents at beginning of year                                               23.8             51.2
                                                                                      -----------       ----------
Cash and cash equivalents at end of period                                            $     104.3       $    118.5
                                                                                      ===========       ==========

                TRANSAMERICA FINANCE CORPORATION AND SUBSIDIARIES
                                -----------------

              CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT)

                              (Amounts in millions)


                                                                     Nine months ended
                                                                       September 30,
                                                                   2000             1999
                                                                ---------         --------

Retained earnings at beginning of year                          $    41.3         $   48.0
Net income (loss)                                                   (54.1)           102.8
Dividend declared and paid                                          (56.6)          (114.7)
                                                                ---------         --------

Retained earnings (deficit) at end of period                    $   (69.4)        $   36.1
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

       On July 24, 2000, AEGON announced that general weakness within the commercial finance market had made the sale of the core commercial lending business units of the Company less attractive and that it intended to continue operating these units. Strategic dispositions of non core units are currently under consideration.

         On August 16, 2000, the commercial lending operation sold assets consisting of consumer mortgage receivables at their net carrying value of $536.1 million. On September 28, 2000, the leasing operation sold its tank container business. The tank container transaction generated proceeds of $263.7 million and a pretax gain of $5 million ($3.2 million after tax).

       On October 24, 2000, Leasing's domestic products business was sold for $672.4 million and will result in an after tax gain of approximately $35 million in the fourth quarter of 2000.

       Proceeds from these asset sales were used to pay down related debt and to return capital to Transamerica Corporation.

       The following table sets forth revenues and income (loss) by line of business:

                 REVENUES AND INCOME (LOSS) BY LINE OF BUSINESS
                              (Amounts in millions)


                                                        Nine months ended September 30,               Third Quarter
                                                    Revenues                 Income (loss)            Income (loss)
                                               2000           1999         2000         1999          2000       1999
                                            ----------     ----------    -------      --------     --------   --------


Commercial lending *                        $    926.2     $    713.7    $ (45.9)     $   90.1     $  (62.3)  $   34.8
Leasing *                                        512.0          537.7        9.4          20.7         (1.6)       4.5
Other                                                            23.7       (4.3)          5.7         (1.4)      (1.2)
Amortization of goodwill                                                   (13.3)        (13.7)        (4.1)      (4.4)
                                            ----------     ----------    -------      --------     --------   --------
                                            $  1,438.2     $  1,275.1    $ (54.1)     $  102.8     $  (69.4)  $   33.7
                                            ==========     ==========    =======      ========     ========   ========

* Effective January 1, 2000, Leasing's Structured Finance operation, renamed International Structured Finance, is included with Commercial Lending's Equipment Financial Services operation. 1999 amounts have been restated to conform to the 2000 presentation.

Commercial Lending

         The commercial lending business makes commercial loans through three operations: distribution finance, business credit and equipment financial services. Commercial lending results for the first nine months and third quarter of 2000 were losses of $57.7 million and $65.9 million compared to net income of $77.9 million and $30.9 million for the comparable periods of 1999. Operating results, before the amortization of goodwill, for the first nine months and third quarter of 2000 declined $136 million (151%) and $97.1 million (279%) from comparable prior year periods.

         Operating results for the nine months and third quarter ended September 30, 2000 included a charge of $231.6 million ($159.2 million after tax) and $153.2 million ($101.2 million after tax) resulting from the decision to exit the consumer mortgage and insurance premium finance businesses in the second quarter, and the retail finance and small business administration loan businesses in the third quarter. The provisions are primarily for the write-off of related goodwill and for the reduction of the net carrying value of the receivable portfolios to their estimated realizable value. The net receivables of these operations totaling $2,043.3 million were reclassified to assets held for sale. During the third quarter of 2000, the commercial lending operation sold assets consisting of consumer mortgage receivables at their net carrying value of $536.1 million. Operating results for the first nine months and third quarter of 2000 included after tax gains of $12.3 million and $0.7 million from the sale of a portion of stock received from the exercise of stock warrants by the business credit operation. Also included in the first nine months of 2000 was a $1.7 million after tax charge resulting from accelerated amortization of premiums from unwinding the $150 million retail revolving credit card securitization. The higher cost of renewing this securitization program was the primary factor which led to the decision to no longer finance the receivables off balance sheet. Operating results for the first nine months and third quarter of 1999 included after tax gains of $2.6 million and $0.4 million from the sale of stock received from the exercise of stock warrants. Also included in the operating results for the nine months ended September 30, 1999 were after tax gains of $1.7 million from the sale and securitization of inventory floorplan, equipment lease finance, and retail revolving credit card receivables. Excluding the above items, commercial lending operating results, for the first nine months and third quarter of 2000 increased $16.9 million (20%) and $3.8 million (11%) over the comparable prior year periods. Higher average net receivables outstanding contributed to the growth in operating income.

         Revenues in the first nine months and third quarter of 2000 increased $212.5 million (30%) and $64.5 million (26%) over the corresponding 1999 periods principally as a result of growth in average net receivables outstanding. Revenues in the first nine months and third quarter of 2000 included $19.6 million and $1.2 million of gains on the sale of stock. Revenues in the first nine months and third quarter of 1999 included $4 million and $0.6 million of gains on the sale of stock.

         Interest expense increased $138.6 million (60%) and $48.9 million (62%) in the first nine months and third quarter of 2000 due to higher average debt levels needed to support receivable growth and a higher average interest rate on borrowings. Operating expenses for the first nine months and third quarter of
2000 increased $16.8 million (6%) and $5.3 million (6%) over the comparable periods in 1999 mainly as a result of higher business volume. The provision for losses on receivables for the first nine months and third quarter of 2000 increased $23 million (38%) and $4.9 million (24%) from the corresponding 1999 periods principally as a result of increased delinquent and nonearning receivables. Credit losses, net of recoveries, on an annualized basis as a percentage of average commercial finance receivables outstanding (adjusted to include receivables in assets held for sale), net of unearned finance charges, were .52% for the first nine months and .49% for the third quarter of 2000 compared to .80% and .74% for the comparable periods of 1999.

         Net commercial finance receivables outstanding at September 30, 2000, decreased $506.4 million (6%) from December 31, 1999. During the second and third quarters of 2000, the commercial lending operation reclassified its consumer mortgage, retail finance, insurance premium finance, and small business administration loan net receivables to assets held for sale. In the third quarter of 2000, the Company sold consumer mortgage receivables at their carrying value of $536.1 million. Excluding receivables at December 31, 1999 which were subsequently reclassified to assets held for sale, net commercial finance receivables at September 30, 2000 increased by $997.7 million (14%) from December 31, 1999. Management has established an allowance for losses equal to 1.92% of net commercial finance receivables outstanding as of September 30, 2000 compared to 1.66% at December 31, 1999. Effective in the second quarter of 2000, the policies used for the determination of delinquent and nonearning receivables for the International Structured Finance receivables were revised to provide greater consistency among the Company's receivable portfolios. It is management's view that the new methodology provides a better and more meaningful assessment of the condition of the portfolio. Delinquent and nonearning data presented as of December 31, 1999 has been restated.

         Delinquent receivables are defined as instalments for inventory finance and business credit asset based lending receivables more than 60 days past due and the outstanding loan balance for all other receivables over 60 days past due. At September 30, 2000, delinquent receivables were $103.8 million (1.15% of receivables outstanding) compared to $139.6 million (1.48% of receivables outstanding) at December 31, 1999.

         Nonearning receivables are defined as balances from borrowers that are more than 90 days delinquent for non credit card receivables or at such earlier time as full collectibility becomes doubtful. Nonearning receivables on revolving credit card accounts are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Accrual of finance charges is suspended on nonearning receivables until such time as past due amounts are collected. Nonearning receivables were $146.3 million (1.62% of receivables outstanding) at September 30, 2000 compared to $136.3 million (1.44% of receivables outstanding) at December 31, 1999. Delinquency and nonearning receivables at September 30, 2000 exclude amounts related to the consumer mortgage, retail finance, insurance premium finance and small business administration receivables due to the reclassification to assets held for sale.

         Assets held for sale as of September 30, 2000 totaled $1,378.2 million and consisted of retail finance receivables of $974.9 million, insurance premium finance receivables of $320.8 million, small business administration loan receivables of $117.6 million, consumer mortgage receivables of $72.7 million, other repossessed assets of $12.8 million and a valuation allowance of $120.6 million. Assets held for sale at December 31,1999 totaled $7.2 million, net of a $1.7 million valuation allowance. Of the finance receivables held for sale at September 30, 2000, $72.5 million (4.88% of receivables held for sale) were more than 60 days past due and $54.8 million (3.69% of receivables held for sale) were classified as nonearning.

Leasing

         Leasing comprises the Company's marine containers and European trailer operations. Leasing signed agreements in July of 2000 to sell its tank container and domestic product businesses. The sale of the tank container business closed on September 28, 2000 resulting in a gain of $3.2 million after tax. The sale of the domestic products business closed on October 24, 2000 and will result in an after tax gain of approximately $35 million in the fourth quarter of 2000. Leasing had net income for the first nine months of 2000 of $7.8 million and had a net loss in the third quarter of $2.2 million compared to net income of $19.2 million and $4.1 million for the comparable prior year periods.

         Operating results, before the amortization of goodwill, for the first nine months of 2000 were income of $9.4 million and a third quarter loss of $1.6 million compared to income of $20.7 million and $4.5 million for the comparable prior year periods. Operating results for the first nine months of 2000 included $9.5 million in net tax benefits associated with a structured equipment financing of certain European trailer equipment, a $6.5 million after tax valuation provision on certain European trailer equipment recorded in the third quarter, and a $3.2 million after tax gain on the sale of the tank container business recorded in the third quarter. Results for the first nine months of 1999 included a $4.9 million after tax benefit from the termination of a leverage lease. Excluding the above items, operating results, before the amortization of goodwill, for the first nine months and third quarter of 2000 were income of $3.2 million and $1.7 million compared to income of $15.8 million and $4.5 million for the comparable prior year periods. For both the first nine months and third quarter of 2000, earnings were negatively impacted year to year by a continued decline in marine (special, dry and refrigerated) and tank containers per diem rates and higher marine operating costs as a result of higher strategic positioning expenditures. Lower earnings were also experienced in rail trailers due to lower rail units on-hire. Additionally, European trailer experienced lower earnings as a result of lower per diem rates and higher operating costs.

         Revenues for the first nine months and third quarter of 2000 decreased $25.7 million (5%) and $14.1 million (8%) versus the comparable prior year periods. Included in the revenues for the first nine months and third quarter of 2000 are a $5 million gain on the sale of the tank container business and a $10 million valuation provision on certain European trailer equipment. Excluding these items, revenues for the first nine months and third quarter of 2000 decreased $20.7 million (4%) and $9.1 million (5%) versus comparable prior year periods. For both the first nine months and third quarter of 2000, the continued trade imbalance between Asia, Europe and the United States and an oversupply of marine container equipment continued to negatively impact per diem rates and revenues. Lower revenues were also experienced in special containers due to lower demand for this equipment type and in rail trailers due to a continuing decline in the rail units on-hire and total fleet size. Lower revenue was also experienced in European trailer as a result of lower per diem rates. Partially offsetting these decreases were higher revenues from a larger chassis fleet and more on-hire units.

       Expenses for the first nine months of 2000 increased $8.6 million (2%) over the comparable prior year period primarily as a result of the movement of dry container equipment to meet anticipated demand in the Asian market and higher ownership costs associated with a larger chassis fleet. Higher operating expenses were experienced in European trailer as a result of a larger fleet. Expenses for the third quarter of 2000 decreased $4 million (2%) over the comparable prior year period primarily as a result of Leasing's sale of the tank container business.

         The utilization of marine containers was 77% and 79% for the first nine months and third quarter of 2000 compared to 74% and 75% for the comparable prior year periods. European trailer utilization was 82% and 83% for the first nine months and third quarter 2000 compared to 80% for the comparable prior year periods. Domestic products utilization was 92% and 91% for the first nine months and third quarter of 2000 compared to 94% and 93% for the comparable prior year periods.

         Assets held for sale at September 30, 2000 totaled $630.6 million, of which $606.9 million related to equipment held for lease, accounts receivable and other assets of the domestic products business. Leasing's domestic product business was sold on October 24, 2000. Assets held for sale at December 31, 1999 totaled $17.3 million.

Other

         The decline in the results in other operations for the first nine months of 2000 compared to the first nine months of 1999 was primarily due to a $15.3 million ($11 million after-tax) gain on the sale of Transamerica HomeFirst in June 1999.

Comprehensive Income

         In accordance with Financial Accounting Standard No. 130, Reporting Comprehensive Income, comprehensive income (loss) for the nine months and third quarter ended September 30, 2000 and 1999 comprised (amounts in millions):

                                                                Nine months ended              Three months ended
                                                                  September 30,                   September 30,
                                                            2000                1999            2000        1999
                                                          --------           ---------       ---------    --------

 Net income (loss)                                        $  (54.1)          $   102.8       $   (69.4)   $   33.7
 Other comprehensive income, net of tax:
     Unrealized gains arising during
         the period from
         investments marked to fair value                     34.2                 2.6            19.3         0.4
     Reclassification adjustment for realized (gains)
         losses included in net income (loss)                (12.3)               (2.6)           (0.7)       (0.4)
     Foreign currency translation adjustments                (28.9)               (5.2)          (10.3)        8.5
                                                          --------           ---------       ---------    --------
 Comprehensive income (loss)                              $  (61.1)          $    97.6       $   (61.1)   $   42.2
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

         Derivative financial instruments with a notional amount of $2.2 billion at September 30, 2000 and $2.8 billion at December 31, 1999 and designated as hedges of the Company's liabilities were outstanding.

         While the Company is exposed to credit risk in the event of nonperformance by the other party, nonperformance is not anticipated due to the credit rating of the counterparties. At September 30, 2000, the derivative financial instruments discussed above were issued by financial institutions rated A or better by one or more of the major credit rating agencies. The fair value of the Company's liability hedges at September 30, 2000 and December 31, 1999 was a net obligation of $0.6 million and $20.6 million comprising agreements with aggregate gross obligations of $10.1 million and $28.2 million and agreements with aggregate gross benefits of $9.5 million and $7.6 million.

New Accounting Standard

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards requiring all derivative instruments
(including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results of the hedged item in the income statement.

         The Company will adopt FAS No. 133 on January 1, 2001. There are two areas where the adoption of FAS No. 133 will impact the Company. First, we have derivatives, mostly interest rate swaps, which are used in connection with managing the interest rate risk of our debt portfolio. We believe substantially all of our debt related derivatives will qualify as hedges. In adopting FAS No. 133, the Company may elect not to designate some or all of its instruments, which are ineligible for the "short cut method", as hedges in order to avoid the onerous requirement to continually assess the effectiveness of the hedges. This would require these instruments to be marked to market through earnings. We do not expect adoption of FAS No. 133 to have a material impact on earnings or equity with respect to these instruments. Second, under FAS No. 133 stock warrants that we receive in connection with our technology finance business may be considered derivatives under FAS No. 133, which would require that such instruments be recorded on the balance sheet and marked to market through the income statement.

         A detailed analysis of each stock warrant is being performed to determine if the numerous requirements of FAS No. 133 have been met to qualify the instrument as a derivative. We are also pursuing strategies, including exercise of the warrant before the initial public offering of the issuer of the warrant, which would minimize the volatility that FAS No. 133 may have on our earnings. Based on our analysis to date of the Company's warrant and derivatives portfolios, had we adopted FAS No. 133 at September 30, 2000, the positive cumulative effect of this change in accounting on earnings would have been in the range of $10 million to $25 million after tax. However, the final impact of adoption of FAS No. 133 with respect to these instruments will be dependent upon conditions in the equity and debt markets at the time of adoption, as well as the outcome with respect to the aforementioned strategies we are pursuing to minimize volatility.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

                12     Computation of Ratio of Earnings to Fixed Charges.

                27     Financial Data Schedule.

(b)      Reports on Form 8-K.

                None

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA FINANCE CORPORATION
(Registrant)




Rosario A. Perrelli
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)

Date:    November 9, 2000