Form 10-K
period 2000-12-31
TRANSAMERICA FINANCE CORP
filed 2001-03-08
CIK 99193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000        Commission file number 1-6798

                        TRANSAMERICA FINANCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             95-1077235
------------------------------------                           ---------------
 (State or other jurisdiction of                              (I.R.S. Employer
   Incorporation or organization)                            Identification No.)

    9399 West Higgins Road, Rosemont, Illinois                       60018
-------------------------------------------------                -------------
     (Address of principal executive offices)                      (Zip Code)

    Registrant's telephone number, including area code: (847) 685-1100

           Securities registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
 8 1/2% Notes Maturing at                      New York Stock Exchange
 Holder's Option Annually
 on July 1 and due July 1, 2001

 7.10% Senior Quarterly Interest               New York Stock Exchange
 Bonds due 2028

    Securities registered pursuant to section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  [X] Yes  [ ] No

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

     Number of shares of common stock, $10 par value, outstanding as of the close of business on March 7, 2001: 1,464,285.

    The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                            Page
Part I:
  Item  1.    Business.........................................................1
  Item  2.    Properties.......................................................8
  Item  3.    Legal Proceedings................................................8
  Item  4.    Submission of Matters to a Vote of Security Holder...............8

Part II:
  Item  5.    Market for Registrant's Common Equity and
                 Related Stockholder Matters...................................8
  Item  6.    Selected Financial Data..........................................8
  Item  7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ..........................8
  Item  7A.   Quantitative and Qualitative Disclosures About Market Risk.......8
  Item  8.    Financial Statements and Supplementary Data......................8
  Item  9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...........................................36

Part III:
  Item 10.    Directors and Executive Officers of the Registrant..............36
  Item 11.    Executive Compensation..........................................36
  Item 12.    Security Ownership of Certain Beneficial Owners and Management..36
  Item 13.    Certain Relationships and Related Transactions..................36

Part IV:
  Item 14.    Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K..........................................37

                                     PART I

ITEM 1. BUSINESS

The Company

    Transamerica Finance Corporation is a wholly owned subsidiary of Transamerica Corporation ("Transamerica"). Transamerica is a financial services organization that conducts business primarily through its subsidiaries in life insurance, commercial lending, intermodal leasing and real estate services. Transamerica Finance Corporation includes Transamerica's commercial lending, intermodal leasing and real estate information services operations. At December 31, 2000, Transamerica contributed its investment in real estate information services to Transamerica Finance Corporation. The contribution was accounted for as a pooling of interests. As a result, all prior period financial statements and other financial disclosures have been restated to include the accounts and results of operations of real estate information services. Unless the context indicates otherwise, the terms "Company" and "Registrant" as used herein refer to Transamerica Finance Corporation and its subsidiaries.

     On July 21, 1999, Transamerica, which owns all of the Company's outstanding stock, completed its merger with a subsidiary of AEGON N. V. ("AEGON"), a Netherlands based international insurance company. As a result, Transamerica is now a direct subsidiary of AEGON.

    On March 1, 2000, AEGON announced that it had completed a strategic review of the Company's businesses acquired in connection with the acquisition of Transamerica in July 1999 and that it had decided to make strategic dispositions of these businesses.

    On July 24, 2000, AEGON announced that general weakness within the commercial finance market had made the sale of certain of the Company's businesses less attractive and that it intended to continue operating these units.

    In 2000, the Company determined that certain of its businesses did not fit its long-term strategy. As a result of this determination, the Company reclassified certain assets to assets held for sale. The Company also identified certain other assets as liquidating and retained those assets in finance receivables. The assets reclassified to assets held for sale included approximately $2.0 billion of net finance receivables from the insurance premium finance, retail finance, consumer mortgage, and small business administration loan businesses of the commercial lending operation and approximately $850.0 million of tank container and domestic products equipment from the intermodal leasing operation. Certain of these assets held for sale were subsequently sold for net proceeds of $1.7 billion. The net proceeds were used to pay down related debt and to return capital to Transamerica. At December 31, 2000, approximately $1.2 billion of the Company's net finance receivables and equipment held for lease, net of a valuation allowance of $125.1 million, were classified in assets held for sale and $640.7 million of the Company's finance receivables were identified as liquidating. The ultimate disposition of both the assets held for sale and the liquidating finance receivables will be based on maximizing value for AEGON.

    The Company provides funding for its subsidiaries' commercial lending, intermodal leasing and real estate information services operations. Capital is allocated among the operations based on expected returns, the potential for creating shareholder value and the capital needs of the operations. The Company's principal assets are finance receivables (net of unearned finance charges and allowances) and equipment held for lease, which totaled a combined $10.3 billion at December 31, 2000 and $11.6 billion at December 31, 1999. The Company's total notes and loans payable were $9.4 billion at December 31, 2000 and $9.5 billion at December 31, 1999. Variable rate term debt was $2.8 billion at December 31, 2000 compared to $3.9 billion at December 31, 1999. The ratio of debt to tangible equity was 6.5:1 at December 31, 2000 and 6.3:1 at December 31, 1999. Tangible equity is defined as total equity less goodwill plus minority interest.

    Effective July 24, 2000, AEGON agreed to provide the Company's term debt requirements. Prior to this date, the Company offered publicly, from time to time, senior and subordinated debt securities. The Company issued public debt totaling $0.9 billion in 2000, $3.1 billion in 1999 and $1.9 billion in 1998.

    For a further discussion regarding borrowing activities and related use of derivatives, see Note D of Notes to Consolidated Financial Statements included in Item 8.

    Liquidity is a characteristic of the Company's operations since a significant portion of its assets consist of short-term finance receivables. Principal cash collections of finance receivables totaled $27.6 billion in 2000, $25.5 billion in 1999 and $21.2 billion in 1998.

Business Segment Information

    See Note L of Notes to Consolidated Financial Statements included in Item 8 for business segment information.

    The Company's business activities are more fully described below.

Commercial Lending

    The commercial lending operation makes commercial loans through three businesses: distribution finance, business credit and equipment financial services. It has branch lending offices in the United States, Mexico, Canada, Europe, and Asia. Effective January 1, 2000, the intermodal leasing operation's international structured finance business is included in the commercial lending operation's equipment financial services business. Prior period amounts have been restated to reflect this inclusion. The activities of the commercial lending operation are discussed below.

    The product offerings of the distribution finance business include inventory floorplan financing, accounts receivable servicing and financing, credit insurance brokerage, international financing and factoring of receivables. After an initial review of the borrower's credit-worthiness, the ongoing management of credit risk includes various monitoring techniques, such as periodic physical inventory checks, monitoring of the borrower's sales and quality of collateral and reviewing customer compliance with financial covenants. In inventory financing, repurchase agreements are generally maintained with manufacturers. These agreements provide a degree of security in the event of a repossession.

    Business credit provides asset-based and structured finance loans to middle-market customers, as well as revolving and term loans to development stage technology companies. Asset-based and structured lending activities consist of secured revolving and term loans to manufacturers, retailers, and selected service businesses. These loans are collateralized by tangible assets and enterprise values. Retained credit lines typically range from $5 million to $50 million with contract terms ranging from three to five years. Loans are limited to specific advance rates against the borrower's eligible collateral. Credit risk on existing loans is managed by monitoring the quality of the collateral, the borrower's financial performance, and compliance with financial covenants. The technology finance unit provides senior term, revolving and bridge loans, and equipment loans and leases to growing companies in the life sciences and specialized electronics industries to finance research and development, manufacturing and other business activities. All of these loans are secured and are underwritten based on the strength and viability of the customer's technology, which is evaluated with the help of industry experts and other advisors retained by the unit. Stock warrants are received in many of these transactions. Business credit also provides bridge loans to fund the acquisition or refinancing of properties in transition through its commercial real estate division.

    Equipment financial services provides secured debt and lease financing to middle-market customers globally and to the domestic public sector, secured by essential use or revenue producing equipment. The industries served include, but are not limited to, manufacturing, container and diversified shipping, aviation, motor freight, public finance, construction, mining and railroad. Transactions are structured with average customer outstandings typically ranging from $1 million to $7 million and with terms ranging from three years to fifteen years. The underwriting philosophy is based on evaluating the borrower's cash flow and liquidity along with the value and the importance of the underlying collateral. Credit risk is managed by monitoring the borrower's payment and financial performance.

    In 2000, the Company determined that the insurance premium finance, retail finance, consumer mortgage, and small business administration loan businesses did not fit its long-term strategy and reclassified the net finance receivables of these businesses to assets held for sale. Additionally, the Company decided to exit certain other businesses of its commercial lending operation that also did not fit its long-term business strategy and identified the finance receivables of these businesses as liquidating. At December 31, 2000, $1,244.0 million of net finance receivables were in assets held for sale and $640.7 million of finance receivables were identified as liquidating. The ultimate disposition of both the assets held for sale and the liquidating finance receivables will be based on maximizing value for AEGON.

    The commercial lending operation is exposed to interest rate risk to the extent that its interest-earning loans do not re-price as frequently, on the same basis or to the same extent as its interest-bearing liabilities. At December 31, 2000, $5.6 billion and $2.7 billion of its loans were variable rate and fixed rate, respectively, compared with $5.5 billion and $3.1 billion, respectively, at December 31, 1999. Variable rate loans are tied to variable rate indices such as the prime rate, LIBOR or commercial paper. The commercial lending operation pursues funding strategies that attempt to reduce the sensitivity of its gross interest margin to interest rate fluctuations. These strategies take into consideration both the variability of interest rates and the maturity and re-pricing profile of its interest-earning loans and interest-bearing liabilities. Variable rate loans are funded with short-term borrowings, principally commercial paper and long-term fixed rate borrowings that have been swapped to variable rates. Fixed rate loans are funded with long-term fixed rate borrowings, with maturities of approximately two to seven years.

    The commercial lending operation did not increase the pool levels for securitized receivables in 2000 and, in the second quarter of 2000, terminated its $150.0 million retail revolving credit card securitization. In 1999, the commercial lending operation increased the securitized pool levels by $300.0 million of distribution finance floorplan and $150.0 million of equipment financial services loan and lease finance receivables and securitized $150.0 million of retail revolving credit card receivables. In 1998, the commercial lending operation increased the securitized pool levels by $600.0 million of distribution finance floorplan and $200.0 million of equipment financial services loan and lease finance receivables and separately securitized $93.9 million of consumer mortgage loans.

    The commercial lending industry is highly competitive. In addition to competition from other finance companies and commercial banks, there is competition from captive finance subsidiaries of manufacturing companies. The commercial lending operation competes by offering a variety of financing products and superior customer service, including prompt credit review and competitive pricing.

    The following table sets forth certain statistical information relating to the commercial lending operation's finance receivables for the years indicated. Prior period amounts have been restated for the inclusion of the international structured finance business in equipment financial services. For all periods, the presentation separates out the finance receivables of the businesses that do not fit the Company's long-term strategy.

                                                                              Years Ended December 31,
                                                                   -----------------------------------------------
                                                                       2000             1999             1998
                                                                   -------------    -------------    -------------
                                                                            (Dollar amounts in millions)

Volume of finance receivables originated:
  Distribution finance........................................     $    21,348.1    $    19,272.5    $    15,632.0
  Business credit.............................................           3,555.8          3,621.3          3,368.3
  Equipment financial services................................           1,720.1          1,717.2          1,032.3
                                                                   -------------    -------------    -------------
    Subtotal..................................................          26,624.0         24,611.0         20,032.6
  Other (1) ..................................................           3,516.0          3,800.3          3,681.8
                                                                   -------------    -------------    -------------
                                                                   $    30,140.0    $    28,411.3    $    23,714.4
                                                                   =============    =============    =============

Finance receivables outstanding at end of year:
  Distribution finance........................................     $     2,913.3    $     2,568.0    $     2,162.3
  Business credit.............................................           2,268.9          1,927.0          1,381.2
  Equipment financial services................................           3,478.7          2,738.0          1,884.8
                                                                   -------------    -------------    -------------
    Subtotal..................................................           8,660.9          7,233.0          5,428.3
  Other (2)(3)................................................             640.7          2,201.6          1,515.4
                                                                   -------------    -------------    -------------
                                                                         9,301.6          9,434.6          6,943.7
Less unearned finance charges.................................             846.5            726.0            521.2
                                                                   -------------    -------------    -------------
  Net finance receivables--owned..............................           8,455.1          8,708.6          6,422.5
  Net finance receivables--securitized and serviced:
    Distribution finance......................................           2,416.3          2,443.4          2,113.2
    Equipment financial services..............................             350.0            350.0            200.0
                                                                   -------------    -------------    -------------
      Subtotal................................................           2,766.3          2,793.4          2,313.2
    Other (2)(4)..............................................               -              660.8            580.3
                                                                   -------------    -------------    -------------
                                                                         2,766.3          3,454.2          2,893.5
                                                                   -------------    -------------    -------------
    Net finance receivables--owned and securitized ............    $    11,221.4    $    12,162.8    $     9,316.0
                                                                   =============    =============    =============

Allowance for losses--owned and securitized (5)................    $       186.6    $       179.0    $       152.1
Ratio to outstanding less unearned finance charges:
  Owned.......................................................             1.88%            1.66%            1.93%
  Owned and securitized.......................................             1.66%            1.47%            1.63%
Provision for credit losses charged to income (6).............     $       137.7    $        87.4    $        53.0
Credit losses (net of recoveries) (7).........................     $        90.4    $        55.4    $        33.1
Ratio to average net finance receivables outstanding: (8)
  Owned.......................................................             0.95%            0.77%            0.67%
  Owned and securitized.......................................             0.70%            0.53%            0.44%

------------------

(1) Includes volume from businesses sold or held for sale at December 31, 2000 through the date such finance receivables were reclassified to assets held for sale.

(2) For 2000, finance receivables classified in assets held for sale are excluded from the presentation and finance receivables identified as liquidating are shown under "Other". For 1999 and 1998, "Other" includes finance receivables of businesses that, during 2000, have been sold, liquidated, classified as assets held for sale, or identified as liquidating.


                                         (Footnotes continued on following page)




(Footnotes continued from preceding page)

(3) At December 31, 1999 and 1998, finance receivables from businesses that in 2000 were identified as liquidating, were $671.8 and $472.2, respectively.

(4) Includes, for 1999 and 1998, securitized insurance premium net finance receivables of $359.4 and $359.4, consumer mortgage loans of $122.5 and $184.2, and small business administration loans of $28.9 and $36.7, respectively. 1999 also includes $150.0 of retail finance receivables. Securitized net finance receivables for 2000 are excluded due to the reclassification of these receivables to assets held for sale.

(5) Includes allowance for losses on the securitized and serviced portfolio of $27.7 in 2000, $34.5 in 1999 and $28.0 in 1998, which is reported in accounts payable and other liabilities.

(6) The increase in 2000 is primarily attributable to increases in credit losses. The increase in 1999 was primarily attributable to receivable growth.

(7) Includes, for 2000, $9.6 of credit losses on finance receivables after the date that they were reclassified to assets held for sale.

(8)  Average  net  finance   receivables   outstanding   includes   net  finance
     receivables of businesses classified in assets held for sale or sold in 2000.



Intermodal Leasing

     The intermodal leasing operation provides service, rentals and term operating leases through a worldwide network of offices, third party depots, and other facilities. The operation also utilizes modern technology, including its TradexTM online internet capability, to enable customers around the world to book on-hire and off-hire transactions. The operation's customers include steamship lines, distribution companies, manufacturers, and transport companies. Its main competitors are other transportation equipment leasing companies and financial institutions.

    The intermodal leasing operation offers a wide variety of equipment used in international and domestic commerce around the world. Its fleet consists of over 721,000 marine containers and nearly 22,000 European trailers. Marine containers are standard twenty and forty foot containers and come in specialized types, such as refrigerated, open top and flat rack equipment types, that allow goods to travel by road, rail or ship. European trailers are curtainsider, refrigerated, and box van over-the-road trailers.

    In 2000, the intermodal leasing operation sold its tank container and domestic products businesses.

Real Estate Information Services

    Real estate information services provides property tax monitoring, flood certification, and other real estate information services to its customers. The largest component of this operation is the tax monitoring business, which provides tax monitoring services to mortgage lenders nationwide.

    The operation is one of the largest providers of tax monitoring services in the United States. On behalf of mortgage lenders, the tax monitoring service monitors and oversees the payment of property taxes to the taxing authorities on real estate securing their loans and provides payment confirmations to the lenders. The fee charged to service each mortgage loan varies by the geographic dispersion of the customer portfolio and the type of service contracted by the customer. The tax service industry consists of nationwide, regional, and local competitors. The operation provided tax monitoring services on 17.8 million contracts at December 31, 2000, compared with 18.6 million contracts at December 31, 1999 and 17.9 million contracts at December 31, 1998. The operation's primary source of tax service business is from large multi-state mortgage lenders.

    The real estate information services operation also includes flood certification services. This service furnishes, to mortgage lenders, flood zone determination reports that provide information as to whether or not property securing a loan is in a governmentally delineated special flood hazard area. Mortgage lenders are generally required to obtain a determination of a property's current flood zone status at the time each loan is originated and to obtain updates during the life of the loan.


Regulation

    The Company's operations are subject to a variety of state, federal and foreign laws and regulations.

Employees

    The Company employed approximately 5,400 persons at December 31, 2000.

Return on Assets and Equity

    Certain information regarding the Company's consolidated return on assets and equity, and certain other ratios, are set forth below:

                                            Years Ended December 31,
                                      ------------------------------------
                                          2000        1999         1998
                                      ---------    ---------     --------

Return on assets (1)................      0.2%         1.6%         2.0%
Return on equity (2)................      1.1%        11.2%        13.7%
Return on tangible equity (3).......      2.6%        16.3%        21.0%
Dividend payout ratio (4)...........    288.4%       107.4%        71.6%
Equity to assets ratio (5)..........     13.4%        14.0%        14.4%
------------------

(1) Net income divided by total average assets (2 point method).
(2) Net income divided by total average equity (2 point method).
(3) Income before the amortization of goodwill divided by tangible average equity (2 point method) (tangible equity is defined as total equity less goodwill).
(4) Cash dividends paid divided by net income.
(5) Total average equity divided by total average assets (2 point method).

Consolidated Ratios of Earnings to Fixed Charges

    The following sets forth the consolidated ratios of earnings to fixed charges:

            Years Ended December 31,
     ---------------------------------------------------
     2000         1999       1998        1997       1996
     ----         ----       ----        ----       ----

     1.08         1.65       1.75        1.61       1.80

    The ratios were computed by dividing net income before fixed charges and income taxes, by fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor. Net income for 1997 and 1996 excludes income (loss) from the consumer lending operation of $161.8 million and ($45.2) million, respectively, which was accounted for as a discontinued operation.

ITEM 2. PROPERTIES

    The Company owns no real properties materially important to it.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Omitted in accordance with General Instruction I.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not applicable. All of the outstanding shares of the Registrant's capital stock are owned by Transamerica, which is a direct subsidiary of AEGON.

ITEM 6. SELECTED FINANCIAL DATA

    Omitted in accordance with General Instruction I.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Omitted  in  accordance  with  General   Instruction  I.  See  "Management's
Narrative Analysis of Results of Operations" following the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The response to this item is set forth in "Market Risk" and "Interest Rate Risk" in "Management's Narrative Analysis of Results of Operations" following the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholder and Board of Directors
Transamerica Finance Corporation

    We have audited the accompanying consolidated balance sheets of Transamerica Finance Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows, and stockholder's equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerica Finance Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP

Chicago, Illinois
February 9, 2001



                                      TRANSAMERICA FINANCE CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                        (Dollar amounts in millions)

                                                                                        December 31,
                                                                               ------------------------------
                                                                                    2000              1999
                                                                               ------------     -------------

ASSETS

Cash and cash equivalents.................................................     $       47.6     $        23.8

Finance receivables                                                                 9,301.6           9,434.6
  Less unearned finance charges...........................................            846.5             726.0
                                                                               ------------     -------------
    Net finance receivables...............................................          8,455.1           8,708.6
      Less allowance for losses...........................................            158.9             144.5
                                                                               ------------     -------------
                                                                                    8,296.2           8,564.1
Property and  equipment--less  accumulated  depreciation of $1,205.1 in 2000 and $1,543.3 in 1999:
  Land, buildings and equipment...........................................             79.5             114.4
  Equipment held for lease................................................          2,023.1           3,020.5
Investments (cost of $72.3 in 2000 and $59.0 in 1999).....................            103.2              91.0
Goodwill, less accumulated amortization of $186.5 in 2000 and
  $191.3 in 1999..........................................................            321.9             409.3
Assets held for sale (net of a valuation allowance of $125.1 in 2000 and
  $1.7 in 1999)...........................................................          1,151.5              24.5
Advances due from affiliates..............................................            225.6             159.9
Other assets .............................................................            639.2             773.1
                                                                               ------------     -------------
                                                                               $   12,887.8     $    13,180.6
                                                                               ============     =============
LIABILITIES AND STOCKHOLDER'S EQUITY

Debt:
  Unsubordinated..........................................................     $    8,984.1     $     9,295.2
  Subordinated............................................................             62.5            $222.0
  Due to AEGON affiliates.................................................            400.0            -
                                                                               ------------     -------------
    Total debt............................................................          9,446.6           9,517.2
Deferred real estate service revenues.....................................            307.6             354.5
Accounts payable and other liabilities....................................          1,039.6           1,110.4
Income taxes payable, of which $377.2 in 2000 and
  $364.4 in 1999 are deferred.............................................            399.6             389.2
Stockholder's equity:
  Preferred stock--authorized, 250,000 shares without par value;
    none issued...........................................................              -                 -
  Common stock--authorized, 2,500,000 shares of $10 par value;
    issued and outstanding, 1,464,285 shares..............................             14.6              14.6
  Additional paid-in capital..............................................          1,679.7           1,749.9
  Retained earnings.......................................................              0.4              37.3
  Components of accumulated other comprehensive income:
    Net unrealized gain from investments marked to fair value.............             20.1              20.8
    Foreign currency translation adjustments..............................            (20.4)            (13.3)
                                                                               ------------     -------------
      Total stockholder's equity..........................................          1,694.4           1,809.3
                                                                               ------------     -------------
                                                                               $   12,887.8     $    13,180.6
                                                                               ============     =============

See notes to consolidated financial statements

                                TRANSAMERICA FINANCE CORPORATION
                                CONSOLIDATED STATEMENTS OF INCOME
                                  (Dollar amounts in millions)

                                                               Years Ended December 31,
                                                        ------------------------------------------
                                                           2000           1999            1998
                                                        -----------     ----------      ----------

REVENUES

  Finance charges.................................      $  1,047.4      $    883.8      $    709.3
  Leasing revenues................................           631.0           697.2           736.8
  Real estate service revenues....................           240.4           287.2           272.6
  Other...........................................           257.7           176.8           107.6
                                                        ----------      ----------      ----------
    Total revenues................................         2,176.5         2,045.0         1,826.3

EXPENSES

  Interest and debt expense.......................           604.0           456.2           382.2
  Depreciation on equipment held for lease........           283.3           298.9           284.9
  Salaries and other operating expenses...........           868.1           889.3           800.5
  Provision for losses on receivables.............           137.7            87.4            53.0
  Provision for expected losses on disposal of
    assets of business units......................           231.6             -               -
                                                        ----------      ----------      ----------
    Total expenses................................         2,124.7         1,731.8         1,520.6
                                                        ----------      ----------      ----------
      Income before income taxes..................            51.8           313.2           305.7
  Income taxes....................................            32.2           122.0           107.7
                                                        ----------      ----------      ----------
      Net income..................................      $     19.6      $    191.2      $    198.0
                                                        ===========     ==========      ==========

See notes to consolidated financial statements


                                          TRANSAMERICA FINANCE CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Dollar amounts in millions)

                                                                               Years Ended December 31,
                                                                    ---------------------------------------------
                                                                       2000              1999              1998
                                                                    ---------         ---------         ---------

OPERATING ACTIVITIES

Net income....................................................      $    19.6         $   191.2         $   198.0
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization of goodwill...................          328.1             341.3             317.1
  Provision for losses on receivables.........................          137.7              87.4              53.0
  Provision for expected losses on disposal of assets of
    business units............................................          231.6               -                 -
  Change in accounts payable and other liabilities............         (116.6)             50.9              54.2
  Change in income taxes payable..............................           15.1              96.1              57.0
  Other.......................................................           36.1             (49.9)            (71.5)
                                                                    ---------         ---------         ---------
    Net cash provided by operating activities.................          651.6             717.0             607.8

INVESTING ACTIVITIES

  Finance receivables originated..............................      (29,505.3)        (27,799.4)        (23,035.0)
  Finance receivables collected and sold......................       27,571.2          25,463.8          21,245.8
  Purchases of property and equipment.........................         (309.0)           (444.0)           (469.1)
  Sales of property and equipment.............................          119.7              65.4             121.3
  Purchase of finance receivables.............................            -                 -              (386.4)
  Proceeds from sale of certain assets held for sale..........        1,732.8             200.0               -
  Other.......................................................          (30.7)             42.8              48.2
                                                                    ---------         ---------         ---------
    Net cash used in investing activities.....................         (421.3)         (2,471.4)         (2,475.2)

FINANCING ACTIVITIES

  Proceeds from debt financing................................        5,922.4           7,336.7           4,202.6
  Repayments of debt..........................................       (6,402.2)         (5,614.4)         (2,446.5)
  Proceeds from debt financing with AEGON affiliates..........          400.0               -                 -
  Capital contributions from parent company...................          370.0             210.0             232.1
  Cash dividends paid.........................................          (56.5)           (205.3)           (141.7)
  Return of capital...........................................         (440.2)              -                 -
                                                                    ---------         ---------         ---------
    Net cash provided by (used in) financing activities.......         (206.5)          1,727.0           1,846.5
                                                                    ---------         ---------         ---------
  Increase (decrease) in cash and cash equivalents............           23.8             (27.4)            (20.9)
  Cash and cash equivalents at beginning of year..............           23.8              51.2              72.1
                                                                    ---------         ---------         ---------
  Cash and cash equivalents at end of year....................      $    47.6         $    23.8         $    51.2
                                                                    =========         =========         =========

See notes to consolidated financial statements

                                                    TRANSAMERICA FINANCE CORPORATION
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                                      (Dollar amounts in millions)

                                                                                                           Accumulated Other
                                                                                                          Comprehensive Income
                                                                                                   ---------------------------------
                                                                                                    Unrealized Gain      Foreign
                                                     Additional       Retained                     From Investments     Currency
                                        Common        Paid-in         Earnings     Comprehensive       Marked to       Translation
                                         Stock        Capital         (Deficit)        Income         Fair Value       Adjustments
                                       ---------    -----------     -----------   ---------------  ----------------  ---------------

Balance at December 31,                $    14.6    $   1,307.8     $      (4.9)                    $       -        $        (12.3)
1997........
Comprehensive income
  Net income ...................                                          198.0   $         198.0
  Other comprehensive income,
    net of tax:
    Foreign currency translation
     adjustments....................                                                          6.7                               6.7
                                                                                  ---------------
Comprehensive income................                                              $         204.7
                                                                                  ===============
Capital contribution from parent
  company ..........................                      232.1
Dividends declared and paid ........                                     (141.7)
                                       ---------    -----------     -----------                    ----------------  --------------
Balance at December 31, 1998 .......        14.6        1,539.9            51.4                              -                 (5.6)
Comprehensive income
  Net income .......................                                      191.2   $         191.2
  Other comprehensive income,
    net of tax:
    Unrealized gains from
      investments marked to fair
      value.........................                                                         20.8              20.8
    Foreign currency translation
      adjustments ..................                                                         (7.7)                             (7.7)
                                                                                  ---------------
Comprehensive income ...............                                              $         204.3
                                                                                  ===============
Capital contribution from parent
  company ..........................                      210.0
Dividends declared and paid ........                                     (205.3)
                                       ---------    -----------     -----------                    ---------------- ---------------
Balance at December 31, 1999 .......        14.6        1,749.9            37.3                                20.8           (13.3)
Comprehensive income
  Net income .......................                                       19.6   $          19.6
  Other comprehensive income,
     net of tax:
    Unrealized gains from
      investments marked to fair
      value.........................                                                         11.6              11.6
    Gains reclassified into earnings
      from other comprehensive
      income .......................                                                        (12.3)            (12.3)
    Foreign currency translation
      adjustments ..................                                                         (7.1)                             (7.1)
                                                                                  ---------------
Comprehensive income ...............                                              $          11.8
                                                                                  ===============
Capital contribution from parent
  company ..........................                      370.0
Dividends declared and paid ........                                      (56.5)
Return of capital ..................                     (440.2)
                                       ---------    -----------     -----------                    ----------------  --------------
Balance at December 31, 2000........   $    14.6    $   1,679.7     $       0.4                    $           20.1  $        (20.4)
                                       =========    ===========     ===========                    ================  ==============

See notes to consolidated financial statements

Page 14
                        TRANSAMERICA FINANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A--Organization

    Transamerica Finance Corporation (the "Company"), through its subsidiaries, is engaged principally in commercial lending, intermodal leasing and real estate information services operations. The Company is a wholly owned subsidiary of Transamerica Corporation ("Transamerica"). The United States is the primary market for the services offered by the commercial lending and real estate information services operations while the intermodal leasing operation's market is worldwide.

     On July 21, 1999, Transamerica, which owns all of the Company's outstanding stock, completed its merger with a subsidiary of AEGON N. V., a Netherlands based international insurance company. As a result, Transamerica is now a direct subsidiary of AEGON N. V.

    Business Contribution: At December 31, 2000, Transamerica contributed its investment in real estate information services to the Company. The contribution was accounted for as a pooling of interests. As a result, all prior period financial statements and other financial disclosures have been restated to include the accounts and results of operations of real estate information services. The following summarizes the restatement of the 1999 and 1998 financial statements:

                                                       Real Estate
                              As Previously            Information                As
         1999                   Reported                 Services              Restated
-----------------------   ---------------------     ------------------      ---------------

 Total revenue........    $       1,751.4           $       293.6           $   2,045.0

 Net income...........              143.9                    47.3                 191.2

         1998
-----------------------
 Total revenue........    $       1,552.9           $       273.4           $   1,826.3

 Net income...........              140.8                    57.2                 198.0

    Business Realignment: In 2000, the Company determined that certain of its businesses did not fit its long-term strategy. As a result of this determination, the Company reclassified certain assets to assets held for sale. The Company also identified certain other assets as liquidating, and retained those assets in finance receivables. The reclassified assets included approximately $2.0 billion of net finance receivables from the insurance premium finance, retail finance, consumer mortgage, and small business administration loan businesses of the commercial lending operation and approximately $850.0 million of tank container and domestic products equipment from the intermodal leasing operation. A $231.6 ($159.2 after tax) million provision for expected losses on the disposal of the businesses reclassified to assets held for sale was taken during the year. The charge was primarily for the write-off of related goodwill, intangibles, and for the reduction of the carrying value of these net finance receivable portfolios to their estimated realizable value.

    Certain of the assets held for sale were subsequently sold for net proceeds of $1.7 billion. The net proceeds were used to pay down related debt and to return capital to Transamerica. At December 31, 2000, approximately $1.2 billion of the Company's finance receivables and equipment held for lease, net of a valuation allowance of $125.1 million, were classified in assets held for sale and $640.7 million of the Company's finance receivables were identified as liquidating. The ultimate disposition of both the assets held for sale and the liquidating finance receivables will be based on maximizing value for AEGON.

Note B--Significant Accounting Policies

    Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including commercial lending, intermodal leasing and real estate information services operations. Certain amounts reported in the consolidated financial statements are based on management estimates. Actual amounts may ultimately differ from those estimates.

    Cash and Cash Equivalents: Cash and cash equivalents include money market funds and marketable securities with original maturities of three months or less.

    Depreciation and Amortization: Property and equipment, including equipment held for lease, are stated on the basis of cost and are depreciated by use of the straight-line method over their estimated useful lives. Other intangible assets, principally renewal, referral and other rights incident to businesses acquired, are amortized over estimated future benefit periods ranging from 5 to 25 years. Goodwill is amortized using the straight-line method over periods up to 40 years.

    Investments: Investments in fixed maturities are generally held to maturity and carried at amortized cost. Equity securities and exercisable stock warrants are carried at fair value based on quoted market prices. Changes to the carrying amount of equity securities and exercisable stock warrants are included in a separate component of stockholder's equity. Realized gains and losses on investment transactions are generally determined on a specific identification basis and reflected in earnings on the trade date.

    Foreign Currency Translation: The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to Canadian and European operations. The accounts of these subsidiaries have been converted at rates of exchange in effect at year-end as to balance sheet accounts and at average rates for the year as to operations. The effects of changes in exchange rates in translating foreign subsidiaries' financial statements are accumulated in a separate component of stockholder's equity.

    Transactions with Affiliates: In the normal course of its operations, the Company has various transactions with AEGON and certain of its other subsidiaries. In addition to the filing of consolidated income tax returns, and the transactions discussed in Notes D, J and M, these transactions include computer and other specialized services, various types of insurance coverage and pension administration. The effects of these transactions are insignificant for all years presented.

    Finance Charges: Finance charges, including loan origination fees, offset by direct loan origination costs, are generally recognized on an effective yield method. Accrual of finance charges is suspended on accounts that contractually become past due in excess of 90 days or at the discretion of management. Accrual of finance charges on accounts in non-accrual status is resumed only when the accounts have been paid up to contractually current status or as conditions warrant. Charges collected in advance, including renewal charges, on distribution finance receivables are taken into income on a straight-line basis over the periods to which the charges relate. At December 31, 2000 and 1999, finance receivables for which the accrual of finance charges was suspended amounted to $193.9 million and $136.3 million, respectively.

     Leasing Revenues: Leasing revenues are earned on rentals and operating leases. Rental revenues are recognized in the period billed. Operating lease revenue is recognized on a straight-line basis over the lease term.

    Real Estate Service Revenues: In accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, life of loan service fees are deferred and recognized in income over the expected service period. The Company's current revenue recognition model assumes a contract life of ten years and is adjusted for actual prepayment experience. The Company periodically reviews the revenue recognition model to determine if the contract lives and/or prepayment speeds used have changed. Accordingly, the Company may adjust the deferral period to reflect current trends.

    Allowance for Losses: The allowance for losses is maintained in an amount that is sufficient to cover estimated uncollectible receivables. Such estimates are based on percentages of net finance receivables outstanding developed from historical credit loss experience and, if appropriate, a provision for deviation from historical averages, supplemented in the case of commercial loans by specific reserves for accounts known to be impaired. The allowance is provided through charges against current income. Accounts are charged against the allowance when they are deemed to be uncollectible.

     Reclassification: Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 classifications.

    Derivatives: The Company uses derivative financial instruments to hedge some of its interest rate and foreign exchange rate risks. The cost of each derivative contract is amortized over the life of the contract. The amortization is classified with the results of the underlying hedged item. Contracts are designated and accounted for as hedges of certain of the Company's liabilities and outstanding indebtedness and are not marked to market. Gains or losses on terminated hedges are deferred and amortized over the remaining life of the hedged item. When a liability that is hedged by a derivative contract is disposed of, the derivative contract is either reassigned to hedge another liability or closed out and any gain or loss is recognized.

     Impact of Recently Issued Accounting Standards: In June 2000, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 ("FAS No. 138"). FAS No. 138 addresses a limited number of implementation issues related to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS No. 133"). FAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. FAS No. 133 establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special ("short cut method") accounting for qualifying hedges allows a derivative's gains and losses to offset the related results of the hedged item in the income statement. FAS No. 133 will impact the Company's derivative and warrant portfolios, the latter of which may be considered derivatives under the new rules. Upon adoption, the transition adjustment to record the Company's derivatives at fair value will be recorded as a cumulative effect adjustment to net income. The Company will adopt FAS No. 133 on January 1, 2001. The positive cumulative effect to net income of adopting this statement in 2001 will be approximately $9 million after tax. The adoption of this standard may add volatility to the reported results of operations.

    In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that replaces in its entirety FASB Statement No. 125. Although the statement has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, the Company will apply the new rules prospectively to transactions initiated in the second quarter of 2001. Based on current circumstances, the Company believes the application of this standard will not have a material impact on its financial statements.

    Income Taxes: Taxable results of each of the Company's operations are included in the consolidated federal and certain state income tax returns filed by Transamerica, which by the terms of a tax sharing agreement generally requires the Company to accrue and settle income tax obligations as if the individual operations filed separate returns with the applicable taxing authorities. Under the tax sharing agreement, Transamerica provides an unlimited carryforward period for the utilization of federal net operating losses and foreign tax credits. The Company provides deferred taxes based on enacted tax rates in effect on the dates temporary differences between the book and tax basis of assets and liabilities are expected to reverse.

Note C--Finance Receivables

    Contractual maturities of finance receivables outstanding, at December 31, 2000 were:


                                  Total              %
                               ----------       ---------

     2001..................    $  4,581.1           49.2%
     2002..................       1,339.3           14.4
     2003..................       1,146.1           12.3
     2004..................         647.8            7.0
     2005..................         594.9            6.4
     Thereafter............         992.4           10.7
                               ----------       ---------
                                $ 9,301.6          100.0%
                               ==========       =========

    The commercial lending operation's business credit unit provides revolving lines of credit, letters of credit and standby letters of credit. At December 31, 2000 and 1999, borrowers' unused credit available under such arrangements totaled $2,018.6 million and $2,581.4 million, respectively.

Sales of Receivables

     The Company has entered into arrangements under which it securitizes and sells distribution finance floorplan, equipment financial services loan and lease and insurance premium finance receivables, as well as consumer mortgage and small business administration loans. When the Company sells finance receivables, it retains interest-only strips, servicing rights, and in some cases a subordinated interest in the securitized finance receivables. Gains and losses on the sale of the finance receivables depend on the previous carrying amount of the asset allocated between assets sold and residual interests based on their relative fair value at the date of transfer. Under these securitization arrangements, the Company generally receives annual servicing fees and the rights to future cash flows arising after investors in the securitization trusts have received their specified return. Under arrangements in which the Company services the finance receivables and there is no specified servicing fee, a servicing liability is established to reflect the fair value of the cost to service the portfolio. At December 31, 2000, the servicing liability totaled $8.8 million and is included in accounts payable and other liabilities. The investors and the securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the investors' interests.

     The distribution finance floorplan, equipment financial services loan and lease and insurance premium finance receivables, are revolving in nature. As securitized finance receivables from these business units run off, newly originated eligible finance receivables are added to the pool up to the maximum amount available under the facility. Eligible pools of finance receivables and the facility itself vary due to seasonal fluctuations of distribution finance floorplan receivables. Loans and interest-only strip amounts decrease during off-peak seasons. Alternatively, peak seasons result in increases to securitized amounts and increased residual assets. Terms of the distribution finance floorplan and insurance premium finance receivables are short-term in nature, 3 and 9 months, respectively, and equipment financial services loan and lease receivables have average original terms of approximately 42 months. Consumer mortgage loans have a maximum term of 30 years but represent less than 3% of securitized amounts. Proceeds from collections of finance receivables, which were reinvested in revolving securitizations for the year ended December 31, 2000, were approximately $10.0 billion. At December 31, 2000, the Company has retained interests in the form of finance receivables, representing an over collateralization position of $357.9 million, designated to the securitization trusts to provide credit enhancement in the event of default of the sold receivables.

     Retained interests are recorded at their fair value based on the present value of expected future cash flows using management's best estimates of key assumptions, such as discount rates, prepayment levels, average terms, yield spreads, and credit losses. At December 31, 2000, retained interests in the form of interest-only strips and subordinated investor certificates totaled $48.2 million, of which $38.1 million is included in other assets and $10.1 million is included in investments. The value of interest-only strips on the revolving securitization arrangements, which account for approximately 97% of the securitized finance receivables, is the discounted spread between the portfolio yields and the investor rates after the deduction of credit losses. Prepayment levels, average terms, discount rates and credit losses are factors in the computation of retained interests relating to the equipment financial services loan and lease receivables. Yield spreads and average terms are key factors in the computation related to distribution finance floorplan receivables due to the short-term variable rate nature of the portfolio. For distribution finance floorplan receivables, the impact of a 10% and 20% adverse change to the yield spread assumption would reduce the fair value of the interest-only strips by $3.6 million and $7.1 million, respectively. A 10% and 20% adverse change in the average term assumptions would reduce its fair value by $3.6 million and $7.1 million, respectively, and would also reduce the servicing liability by $0.9 million and $1.9 million, respectively. For equipment financial services loan and lease receivables, a 10% and 20% adverse impact on the credit loss assumption would reduce the fair value of the interest-only strips by $0.4 million and $0.8 million, respectively. A 10% and 20% adverse impact in the prepayment level or the discount rate assumptions would reduce the fair value of the interest-only strips by less than $0.1 million under each assumption.

     The following schedule details the securitized finance receivables at December 31, 2000:

       Securitized Finance Receivables


     Distribution finance floorplan ........    $  2,416.3
     Equipment financial services loan
       and lease............................         350.0
                                                ----------
         Subtotal...........................       2,766.3
     Insurance premium finance..............         360.0
     Consumer mortgage loans................          90.4
     Small business administration loans....          22.6
                                                ----------
                                                $  3,239.3
                                                ==========

Concentration of Risk

    The Company engages in the extension of credit to a wide range of business enterprises including electronics and appliance dealers, retail recreational products dealers and computer stores. The majority of these loans are secured by the assets being financed. The risk associated with this credit is subject to economic, competitive and other influences. While a substantial portion of the risk is diversified, certain operations are concentrated in one industry or geographic area. The finance receivables portfolio included 14 customers with individual balances in excess of $40 million at December 31, 2000. These accounts in total represented 14.1% of total net finance receivables outstanding at December 31, 2000.

Note D--Notes and Loans Payable

                                                                                   December 31
                                                                         ----------------------------
                                                                             2000              1999
                                                                         ----------        ----------

Short-term debt:
  Commercial paper...................................................    $  3,844.3        $  3,025.4
  Bank loans.........................................................         108.4             291.0
  Current portion of long-term debt:
    Unsubordinated...................................................       2,408.7             845.9
    Subordinated.....................................................           2.0             159.5
                                                                         ----------        ----------
   Total short-term debt.............................................       6,363.4           4,321.8
Long-term debt:
  5.42% to 11% notes and debentures, maturing through 2028...........       4,803.9           5,768.7
  Zero to 6.50% notes and debentures due 2007 to 2012 issued at a discount to yield 13.8% to 14.77%; effective cost of 12.16% to
    14.69%...........................................................         227.5             210.1
  6.49% to 9.95% subordinated notes and debentures maturing
    through 2003.....................................................          62.5             222.0
  6.39% to 7.13% intercompany notes with AEGON affiliates
    maturing through 2003............................................         400.0              -
                                                                         ----------        ----------
                                                                            5,493.9           6,200.8
  Less amounts due in less than one year.............................       2,410.7           1,005.4
                                                                         ----------        ----------
    Total long-term debt ............................................       3,083.2           5,195.4
                                                                         ----------        ----------
     Total debt......................................................    $  9,446.6        $  9,517.2
                                                                         ==========        ==========

    The weighted average interest rate on short-term borrowings at December 31, 2000 and 1999 was 6.5% and 5.7%, respectively.

    Long-term debt outstanding at December 31, 2000 matures as follows:

                                                                          AEGON                                Average
                            Unsubordinated         Subordinated          Affiliates           Total         Interest Rate
                           ---------------        -------------        -------------       -----------    ----------------

2001..............         $       2,408.7        $        2.0         $        -          $   2,410.7              6.30%
2002..............                 1,566.0                 7.0                 350.0           1,923.0              6.86%
2003..............                   290.7                53.5                  50.0             394.2              6.83%
2004..............                   399.3                   -                     -             399.3              6.77%
2005..............                    50.1                   -                     -              50.1              6.47%
Thereafter (1)....                   316.6                   -                     -             316.6             11.22%
                           ---------------        ------------         -------------       -----------    ---------------
                           $       5,031.4        $       62.5         $       400.0       $   5,493.9              6.85%
                           ===============        ============         =============       ===========    ===============
------------------

(1) Includes the accreted values at December 31, 2000 on original issue discount debt and not the amount due at maturity.

    Short-term borrowings are primarily in the form of commercial paper notes issued by the Company. Such commercial paper is continuously offered, with maturities not exceeding 270 days in the U.S. and 365 days in Canada. The cost of short-term borrowings is directly related to prevailing rates of interest for major finance companies in the money market; such rates are subject to fluctuation.

    The Company's short-term borrowings are supported by non-cancelable credit agreements with various banks. One credit agreement provides the Company with the ability to borrow up to $3.5 billion with interest at variable rates, and expires in 2002. The Company also has a $1.0 billion credit agreement, which expires in 2001. There were no borrowings outstanding under the credit lines at December 31, 2000. The credit agreements require the Company to pay an annual fee on the amounts committed.

                                                             Years Ended December 31,
                                                            2000       1999      1998
                                                            ----       ----      ----

Weighted average annual interest rate during year:
  Short-term borrowings..............................       6.40%      5.34%     5.52%
  Long-term borrowings...............................       6.78%      6.36%     7.23%
  Total borrowings...................................       6.64%      6.05%     6.49%

    Interest  payments,   net  of  amounts  received  from  interest  rate  swap
agreements, totaled $609 million in 2000, $427 million in 1999 and $377 million in 1998.

Derivatives

    The Company uses derivative financial instruments to hedge some of its interest rate and foreign exchange rate risk. The Company uses interest rate exchange agreements and forward contracts to hedge the interest rate risk of its outstanding indebtedness and future commitments. The interest rate exchange agreements are intended to help the Company more closely match the cash flow received from its assets to the payment on its liabilities, and generally provide that one party pays interest at a floating rate in relation to movements in an underlying index and the other party pays interest at a fixed rate. Forward contracts allow the Company to hedge funding commitments made for future dates. The Company also uses cross currency exchange agreements, which fix by contract the amounts of various currencies to be exchanged at a future date with other contracting parties and forward exchange contracts whereby the Company agrees to sell to other contracting parties at a future date a specified amount of foreign currency for a specified amount of dollars. These agreements are intended to hedge the Company's exposure to fluctuations in foreign exchange rates when the Company settles its foreign currency denominated debt.

     At December 31, 2000 and 1999, the Company had derivative financial instruments outstanding, with notional amounts of $2.2 billion and $2.8 billion, respectively. These instruments are designated hedges of the Company's liabilities and are comprised of:

                                                            2000                                  1999
                                            -----------------------------------  ------------------------------------
                                                         Weighted     Weighted                  Weighted     Weighted
                                                          Average      Average                   Average      Average
                                                            Pay        Receive                     Pay        Receive
                                             Notional    Interest     Interest     Notional     Interest     Interest
                                              Amount       Rate         Rate        Amount        Rate         Rate

Interest rate exchange agreements--
  The Company pays:
    Floating rate interest expense,
      receives fixed rate interest
      income...........................     $ 1,820.1       6.8%         6.8%    $ 2,409.1         6.3%         6.9%
    Fixed rate interest expense,
      receives floating rate interest
      income...........................         230.4       5.7%         7.0%        278.1         5.9%         6.3%
    Floating rate interest expense based
      on one index and receives
      floating rate interest income based
      on another index.................         100.0       7.1%         7.0%        100.0         5.4%         5.7%
Cross currency exchange and
  foreign interest rate swaps..........           -                                   25.3
Forward contracts......................           2.8                                 11.0
                                            ---------                            ---------
                                            $ 2,153.3                            $ 2,823.5
                                            =========                            =========

    While the Company is exposed to credit risk in the event of non-performance by the counterparty, the likelihood of non-performance is considered low due to the high credit ratings of the counterparties. At December 31, 2000, all of the interest rate exchange agreements were with financial institutions with investment grade ratings of A or better by one or more of the major credit rating agencies.

Note E--Allowance for Losses

    Changes in the allowance for losses on net finance receivables and assets held for sale were as follows:

                                         Finance Receivables          Assets Held For Sale
                                         -------------------          --------------------

Balance at December 31, 1997......          $      89.3                 $         5.4
  Provision charged to expense....                 53.0                             -
  Credit losses...................                (41.6)                            -
  Recoveries......................                  8.5                             -
  Other...........................                 14.9                          (4.8)
                                            -----------                 -------------
Balance at December 31, 1998......                124.1                           0.6
  Provision charged to expense....                 87.4                             -
  Credit losses...................                (62.7)                            -
  Recoveries......................                  7.3                             -
  Other...........................                (11.6)                          1.1
                                            -----------                 -------------
Balance at December 31, 1999......                144.5                           1.7
  Provision charged to expense....                137.7                         117.9
  Credit losses...................                (87.1)                         (9.6)
  Recoveries......................                  6.3                             -
  Transfer to assets held for sale                (34.0)                         34.0
  Losses realized on sale of assets                   -                         (17.6)
  Other...........................                 (8.5)                         (1.3)
                                            -----------                 -------------
Balance at December 31, 2000......          $     158.9                 $       125.1
                                            ===========                 =============

Note F--Dividend and Other Restrictions

    Under certain circumstances, the provisions of loan agreements and statutory requirements place limitations on the amount of funds that can be remitted by the Company to its parent company. The loan agreements also specify the minimum level of capital that must be maintained. At December 31, 2000, the Company's capital level exceeded the minimum requirements by $342.1 million.

Note G--Fair Value of Financial Instruments

Finance Receivables

    The carrying amounts and estimated fair values of the finance receivable portfolio at December 31, 2000 and 1999 were as follows:

                                                       2000                               1999
                                           ------------------------------    --------------------------------
                                                             Estimated                           Estimated
                                            Carrying            Fair           Carrying            Fair
                                              Value            Value            Value              Value
                                           ------------     -------------    -------------     --------------

        Fixed rate receivables.........    $    2,720.4     $    2,701.0    $     3,079.9     $      3,079.4
        Variable rate receivables......         5,575.8          5,575.8          5,484.2            5,484.2
                                           ------------     ------------    -------------     --------------
                                           $    8,296.2     $    8,276.8    $     8,564.1     $      8,563.6
                                           ============     ============    =============     ==============

    The estimated fair values of the fixed rate receivables are based on the discounted value of the future cash flows expected to be received using available secondary market prices for securities backed by similar loans and after adjustments for differences in loan characteristics. In the absence of readily available market prices, the expected future cash flows are discounted at effective rates currently offered by the Company for similar loans. For variable rate loans, which comprise the majority of the commercial loan portfolio, the carrying amount represents a reasonable estimate of fair value.

Notes and Loans Payable

    At December 31, 2000 and 1999, the estimated fair value of debt, using rates currently available for debt with similar terms and maturities, was $9.6 billion.

    The net present value of the interest rate and cross currency exchange agreements offset changes in the fair value of the hedged indebtedness, which is carried at amortized cost. The fair values of interest rate and cross currency exchange agreements are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates as well as the current creditworthiness and credit ratings of the exchange agreement counterparties. The fair value of the liability hedges at December 31, 2000 were gross obligations to counterparties of $2.1 million and gross benefits of $45.8 million, resulting in a net benefit of $43.7 million. The fair value of the liability hedges at December 31, 1999 were gross obligations to counterparties of $28.2 million and gross benefits of $7.6 million, resulting in a net obligation of $20.6 million.

Note H--Income Taxes

    Provision (benefit) for income taxes comprised:

                                          Years Ended December 31
                                   ---------------------------------------
                                      2000          1999          1998
                                   -----------   -----------   -----------

Current taxes:
  Federal....................      $      11.8   $       9.5   $       -
  State......................              7.6           7.7           6.0
  Foreign....................              5.6           7.1           4.3
                                   -----------   -----------   -----------
                                          25.0          24.3          10.3
Deferred taxes:
  Federal....................              6.9          86.6          94.7
  State......................              5.7           5.3           8.6
  Foreign....................             (5.4)          5.8          (5.9)
                                   -----------   -----------   -----------
                                           7.2          97.7          97.4
                                   -----------   -----------   -----------
                                   $      32.2   $     122.0   $     107.7
                                   ===========   ===========   ===========

    The difference between federal income taxes computed at the statutory rate and the provision for income taxes was:

                                                                           Years Ended December 31
                                                                 ---------------------------------------------
                                                                     2000             1999           1998
                                                                 -------------     -----------    ------------

       Federal income taxes at statutory rate..................  $        18.1     $     109.7    $      107.0
       State income taxes, net of federal income tax benefit...            8.6             8.4             9.5
       Book and tax basis difference of assets acquired........           13.8             5.6             5.8
       Tax benefit realized in refinancing certain equipment...           (9.5)              -            (6.7)
       Prior year items........................................              -               -            (6.5)
       Other...................................................            1.2            (1.7)           (1.4)
                                                                 -------------     -----------    ------------
                                                                 $        32.2     $     122.0    $      107.7
                                                                 =============     ===========    ============

    Deferred income taxes reflect the net tax effects or temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities comprised the following at December 31:

                                                                     2000           1999
                                                                  ----------      ---------

 Deferred tax assets:
  Allowance for losses.......................................     $    102.2      $    57.0
  Net operating loss and foreign tax credit carryforwards....          203.6          432.2
  Deferred real estate services revenues.....................          113.4          128.1
  Other......................................................          100.9           85.5
                                                                  ----------      ----------
                                                                       520.1          702.8
Deferred tax liabilities:
  Accelerated depreciation...................................          445.2          664.0
  Discount amortization on notes and loans payable...........           98.3           96.1
  Direct finance and sales type leases.......................          283.7          222.7
  Other......................................................           70.1           84.4
                                                                  ----------      ---------
                                                                       897.3        1,067.2
                                                                  ----------      ---------
   Net deferred tax liability................................     $    377.2      $   364.4
                                                                  ==========      =========

    Income tax payments, net of refunds, totaled $23.5 million in 2000, $19.7 million in 1999 and $37.2 million in 1998. Pretax income from foreign operations was $18.9 million in 2000, $30.1 million in 1999 and $14.6 million in 1998.

Note I--Comprehensive Income

    The  components  of  other   comprehensive   income  in   the  statement  of
stockholder's equity are shown net of the following tax provision (benefit):

                                                                                      Years Ended December 31
                                                                             ------------------------------------------
                                                                                2000           1999           1998
                                                                             ------------   ------------   ------------

Income tax provision (benefit) on other comprehensive income:

  Unrealized gains from investments marked to fair value...............      $        6.2   $       11.2   $          -
  Gains reclassified into earnings from other comprehensive income.....              (6.6)             -              -
  Foreign currency translation adjustments.............................              (3.8)          (4.1)           3.6
                                                                             ------------   ------------   ------------
                                                                             $       (4.2)  $        7.1   $        3.6
                                                                             ============   ============   ============

Note J--Pension and Stock Savings Plans and Other Post Employment Benefits

    The Company participates with Transamerica and its subsidiaries in a number of non-contributory defined benefit pension plans covering most salaried employees. The Company also participates in various programs sponsored by Transamerica that provide medical and certain other benefits to eligible retirees. The Company also participates in the Transamerica Corporation Employee Stock Savings Plan ("the 401(k) plan"). The 401(k) plan is a contributory defined contribution plan covering eligible employees who elect to participate. The Company recognized, for both the pension plans and the 401(k) plan, income of $1.9 million in 2000, income of $2.1 million in 1999 and expense of $1.4 million in 1998.

Note K--Commitments and Contingencies

    The Company and its subsidiaries have non-cancelable lease agreements expiring mainly through 2005. These agreements are principally operating leases for facilities used in the Company's operations. Total rental expense amounted to $80.5 million in 2000, $83.1 million in 1999 and $82.5 million in 1998.

     Minimum future rental commitments under operating leases for real estate and equipment at December 31, 2000 were as follows:


2001................     $   69.6
2002................         68.9
2003................         61.1
2004................         44.6
2005................         60.9
Thereafter..........         70.2
                         --------
                         $  375.3
                         ========

    Contingent liabilities arising from litigation, income taxes and other matters are not expected to have a material effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

Note L--Business Segment Information

    Business segment data, as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, for each of the years in the three year period ended December 31, 2000, included in the tables on pages 27 to 35 of Management's Narrative
Analysis of Results of Operations, are an integral part of these financial statements.

                                                       Years Ended December 31,
                                              2000              1999             1998
                                          -------------     -------------    --------------

Revenues:
  Commercial lending...............       $     1,233.3     $     1,016.8    $        768.5
  Intermodal leasing...............               684.8             710.8             764.2
  Real estate information services.               253.0             293.6             273.4
  Other (1)........................                 5.4              23.8              20.2
                                          -------------     -------------    --------------
                                          $     2,176.5     $     2,045.0    $      1,826.3
                                          =============     =============    ==============

                                                    December 31,
                                          -------------------------------
                                               2000              1999
                                          -------------     -------------

Assets:
  Commercial lending...............       $    10,358.0     $     9,576.8
  Intermodal leasing...............             2,158.5           3,263.0
  Real estate information services.               215.0             257.8
  Other (1)........................               156.3              83.0
                                          -------------     -------------
                                          $    12,887.8     $    13,180.6
                                          =============     =============
------------------

(1) Unallocated items including intercompany eliminations.

Foreign revenues of the Company's foreign domiciled operations were as follows:

                                                               Years Ended December 31,
                               ------------------------------------------------------------------------------------------
                                          2000                           1999                           1998
                               ---------------------------    ----------------------------   ----------------------------
                                Foreign                        Foreign                         Foreign
                                Revenue            %           Revenue              %            Revenue            %
                               -----------     -----------   ------------      -----------   -----------    -------------

Canada.....................    $      50.9          20.3 %   $       43.6           18.4 %   $      21.2           10.4 %
Europe.....................          188.5          75.4            184.1           77.5           181.3           88.8
Other......................           10.7           4.3              9.7            4.1             1.6            0.8
                               -----------     -----------   ------------      -----------   -----------   --------------
                               $     250.1         100.0 %   $      237.4          100.0 %   $     204.1          100.0 %
                               ===========     ===========   ============      ===========   ===========   ==============

Percent of total revenues..          11.5%                          11.6%                          11.2%

Note M--Advances Due From Affiliates

    Advances due from the Company's affiliates consisted of unsecured receivables of $225.6 million at December 31, 2000 and $159.9 million at December 31, 1999. The receivables are payable on demand, and except for $83.1 million at December 31, 2000 and 1999, are interest bearing. The interest bearing receivables bear interest at a rate that varies based on the Company's average cost of borrowings. The weighted average interest rate was 6.6% in 2000, 6.3% in 1999 and 6.5% in 1998. The Company recognized interest income in 2000 and 1999 of $3.8 million and $3.9 million, respectively, and interest expense in 1998 of $0.8 million. At times throughout the year, the Company may be in a borrowing position with its affiliates. Interest may be payable on the borrowings.

                        TRANSAMERICA FINANCE CORPORATION
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

    Transamerica Finance Corporation is a wholly owned subsidiary of Transamerica Corporation ("Transamerica"). Transamerica is a financial services organization that engages primarily through its subsidiaries in life insurance, commercial lending, intermodal leasing and real estate services. Transamerica Finance Corporation includes Transamerica's commercial lending, intermodal leasing and real estate information services operations. At December 31, 2000, Transamerica contributed its investment in the real estate information services to Transamerica Finance Corporation. The contribution was accounted for as a pooling of interests. As a result, all prior period financial statements and other financial disclosures have been restated to include the accounts and results of operations of real estate information services. Unless the context indicates otherwise, the terms "Company" and "Registrant" as used herein refer to Transamerica Finance Corporation and its subsidiaries.

    The following table sets forth income by business segment for the years indicated:

                                                                  Years Ended December 31,
                                                     ---------------------------------------------------
                                                         2000                1999                 1998
                                                     ------------       ------------          ----------
                                                            (Dollar amounts in millions)

  Income (loss) from operations:
    Commercial lending.......................        $      (27.8)      $      138.0          $    115.1
    Intermodal leasing.......................                43.0               20.9                51.6
    Real estate information services.........                20.1               47.3                57.2
    Other....................................                 1.3                3.0               (10.1)
                                                     ------------       ------------          ----------
                                                             36.6              209.2               213.8
  Amortization of goodwill...................               (17.0)             (18.0)              (15.8)
                                                     ------------       ------------          ----------
      Net income.............................        $       19.6       $      191.2          $    198.0
                                                     ============       ============          ==========

    The following discussion should be read in conjunction with the information presented under Item 1, Business.

Commercial Lending

    The commercial lending operation makes commercial loans through three businesses: distribution finance, business credit and equipment financial services. Effective January 1, 2000, the intermodal leasing operation's international structured finance business is included with the equipment financial services business. Prior period amounts have been restated to reflect its inclusion.

    The following table shows the results of the commercial lending operation for each of the years presented:

                                                          Years Ended December 31,
                                                  ------------------------------------------
                                                     2000            1999           1998
                                                  ------------    -----------     ----------
                                                          (Dollar amounts in millions)

REVENUES......................................    $    1,233.3    $   1,016.8     $    768.5

EXPENSES
  Interest....................................           499.5          325.2          229.6
  Operating expenses..........................           395.1          387.0          315.4
  Provision for losses on receivables.........           137.7           87.4           53.0
  Provision for losses on disposal of assets
    of business units.........................           231.6              -              -
  Income taxes (benefits).....................            (2.8)          79.2           55.4
                                                  ------------    -----------     ----------
                                                       1,261.1          878.8          653.4
                                                  ------------    -----------     ----------
    Income (loss) from operations.............           (27.8)         138.0          115.1
Amortization of goodwill......................           (15.0)         (16.0)         (13.8)
                                                  ------------    -----------     ----------
      Net income (loss).......................    $      (42.8)   $     122.0     $    101.3
                                                  ============    ===========     ==========

    Commercial lending's net loss for 2000 was $42.8 million compared to net income of $122.0 million in 1999. Income from operations for 2000 decreased $165.8 million (120%) from 1999. Operating results for 2000 included a $231.6 million charge ($159.2 million after tax) resulting from the decision to exit the insurance premium finance, retail finance, consumer mortgage, and small business administration loan businesses. The charge is primarily for the write-off of related goodwill, intangibles, and for the reduction of the carrying value of the net finance receivable portfolios to their estimated realizable value. The net finance receivables of these businesses, totaling $2,043.3 million, were reclassified to assets held for sale. In the third quarter of 2000, the commercial lending operation sold assets consisting of consumer mortgage net finance receivables at their net carrying value of $536.1 million. In the fourth quarter of 2000, the commercial lending operation sold $104.2 million of retail net finance receivables, which resulted in a $1.2 million after tax gain, and it sold the receivables of the European insurance premium finance business at their net carrying value of $188.6 million. Also included in the 2000 results was an after tax gain of $12.3 million from the sale of a portion of stock received from the exercise of stock warrants from the business credit business and a $1.7 million after tax charge resulting from accelerated amortization of premiums from the termination of the $150 million retail revolving credit card securitization. Operating results for 1999 included $18.6 million in after tax gains from the sale of a portion of the stock received from the exercise of stock warrants by the business credit business and $2.5 million in after tax gains from the sale and securitization of finance receivables. Operating results in 1998 included $7.2 million in after tax gains from the sale and securitization of finance receivables, a $6.5 million tax benefit from the resolution of prior year tax matters, and a $2.1 million after tax charge for losses and the restructuring of the insurance premium finance business.

    Excluding the above items, commercial lending income from operations increased $2.6 million (2%) in 2000 and $13.4 million (13%) in 1999. Higher average net finance receivables outstanding contributed to these increases in both 2000 and 1999. Margins were compressed in 2000 as a result of reduced spreads between the indices at which the operation lends and borrows. Margins also were compressed due to competition in selected markets.

    Commercial lending revenues rose by $216.5 million (21%) in 2000 and $248.3 million (32%) in 1999. In both periods, revenues rose principally as a result of growth in average net finance receivables outstanding. Revenues in 2000 and 1999 included $19.6 million and $29.5 million of gains on the sale of stock, respectively.

    Interest expense increased $174.3 million (54%) in 2000 and $95.6 million (42%) in 1999. Higher average debt levels to support finance receivables growth and a higher average interest rate on borrowings contributed to the increase in 2000. The increase in 1999 was primarily due to higher average debt levels needed to support receivable growth which more than offset lower interest rates when compared to 1998. Operating expenses in 2000 increased $8.1 million (2%) over 1999. Operating expenses in 1999 increased $71.6 million (23%) over 1998, principally as a result of costs related to product line expansion and servicing of finance receivables. The provision for losses on finance receivables increased $50.3 million (58%) in 2000, principally as a result of increased net credit losses and higher non-earning finance receivables. In 1999, the provision for losses on finance receivables increased $34.4 million (65%), principally as a result of growth in finance receivables. Credit losses, net of recoveries, on an annualized basis as a percentage of average net finance receivables outstanding (average net finance receivables outstanding include those of businesses classified as assets held for sale or sold in 2000), net of unearned finance charges, were 0.95% in 2000, 0.77% in 1999 and 0.67% in 1998.

    Net finance receivables outstanding at December 31, 2000 decreased $253.5 million (3%) from December 31, 1999. In 2000, the commercial lending operation reclassified its insurance premium finance, retail finance, consumer mortgage, and small business administration loan businesses' net finance receivables to assets held for sale. At December 31, 2000, $1,244.0 million of net finance receivables were in assets held for sale and $640.7 million of finance receivables were identified as liquidating. Excluding the reclassification effect, net finance receivables at December 31, 2000 increased by $1,250.6 million (17%) from December 31, 1999. In 2000, the commercial lending operation terminated the $150.0 million retail revolving credit card securitization. In 1999, the commercial lending operation increased the pool levels of securitized finance receivables by $300.0 million of distribution finance floorplan and $150.0 million of equipment financial services loan and lease finance receivables, and securitized $150.0 million of retail revolving credit card receivables. Management has established an allowance for losses of $158.9 million (1.88% of net finance receivables outstanding) at December 31, 2000, compared to $144.5 million (1.66% of net finance receivables outstanding) at December 31, 1999.

    Effective  in the  second  quarter  of  2000,  the  policies  used  for  the
determination  of  delinquent  and  non-earning   finance  receivables  for  the
international structured finance receivables were revised to provide greater consistency among the Company's receivable portfolios. It is management's view that the new methodology provides a better and more meaningful assessment of the condition of the portfolio. Delinquent and non-earning data presented as of December 31,1999 have been restated using this methodology.

    Delinquent finance receivables are defined as the installment balance for distribution finance and business credit asset-based lending finance receivables more than 60 days past due and the finance receivable balance for all other finance receivables over 60 days past due. At December 31, 2000, delinquent finance receivables were $128.5 million (1.38% of finance receivables outstanding) compared to $139.6 million (1.48% of finance receivables outstanding) at December 31, 1999.

    Non-earning finance receivables are defined as balances from borrowers that are more than 90 days delinquent for non-credit card finance receivables or at such time as full collectability becomes doubtful. Non-earning finance receivables on revolving credit card accounts included in retail are defined as balances from borrowers in bankruptcy and accounts for which full collectability is doubtful. Non-earning finance receivables were $193.9 million (2.08% of finance receivables outstanding) at December 31, 2000 compared to $136.3 million (1.44% of finance receivables outstanding) at December 31, 1999. The increases in non-earning finance receivables were primarily in the business credit and equipment financial services businesses.

    At December 31, 2000, the net finance receivables of the insurance premium finance, retail finance, consumer mortgage, and small business administration loan businesses were classified in the balance sheet as assets held for sale. The December 31, 1999 delinquent and non-earning amounts have not been restated. At December 31, 1999, delinquent and non-earning finance receivables of these businesses were $61.0 million (4.06% of net finance receivables outstanding) and $39.1 million (2.60% of net finance receivables outstanding), respectively.

    Assets held for sale at December 31, 2000 totaled $1,130.1 million, net of a $125.1 million valuation allowance, and consisted of insurance premium finance, retail finance, consumer mortgage, and small business administration loan net finance receivables and other repossessed assets. Assets held for sale at December 31, 1999 totaled $7.2 million. Of the net finance receivables classified as assets held for sale at December 31, 2000, $78.1 million (6.28% of net finance receivables held for sale) were delinquent and $57.2 million (4.60% of net finance receivables held for sale) were classified as non-earning.

Intermodal Leasing

    Intermodal leasing's financial results for 2000 and prior years reflect the operation's marine container, tank container, domestic products, and European trailer businesses. Effective January 1, 2000, the operation's international structured finance business is included with the Company's commercial lending operation. Prior period amounts have been restated to reflect this change. In the second half of 2000, the operation's tank container and domestic products businesses were sold.

    The following table shows the results of the intermodal leasing operations for each of the years presented:

                                                               Years Ended December 31,
                                                      -------------------------------------------
                                                         2000            1999             1998
                                                      ----------      ----------       ----------
                                                              (Dollar amounts in millions)

  REVENUES ................................           $    684.8      $    710.8       $    764.2

  EXPENSES
    Operating expenses.....................                262.3           273.7            281.7
    Depreciation on equipment held for lease               271.5           293.0            281.5
    Interest...............................                 94.7           109.9            127.4
    Income taxes...........................                 13.3            13.3             22.0
                                                      ----------      ----------       ----------
                                                           641.8           689.9            712.6
                                                      ----------      ----------       ----------
      Income from operations...............                 43.0            20.9             51.6
  Amortization of goodwill.................                 (2.0)           (2.0)            (2.0)
                                                      ----------      ----------       ----------
        Net income.........................           $     41.0      $     18.9       $     49.6
                                                      ==========      ==========       ==========

    Income from operations in 2000 included a $35.6 million after tax gain related to the sale of the tank container and domestic products businesses mentioned above, $9.5 million of net tax benefits associated with a structured financing of certain European trailer equipment and a $6.5 million after tax valuation loss provision on certain European trailer equipment. Income from operations in 1999 included a $4.9 million after tax benefit from the termination of a leveraged lease, a $2.8 million after tax benefit from the favorable settlement of an outstanding escrow claim, a $2.0 million after tax benefit from the reversal of a 1997 realignment provision and a $5.6 million after tax loss resulting from a loss provision for certain aged refrigerated containers. Excluding these special items, income in 2000 decreased $12.4 million (74%), primarily as a result of the continued decline in marine container per diem rates and higher positioning operating costs. Lower earnings were also experienced in the European trailer business due to lower rates and higher operating costs.

    Intermodal leasing income from operations in 1999 decreased $30.7 million (59%) from 1998. Excluding the special items mentioned above for 1999 and excluding the $6.7 million in net tax benefits realized in 1998 from a tax efficient structured equipment financing, income from operations decreased in 1999 by $28.1 million (63%), primarily as a result of fewer marine container units on-hire, higher positioning costs, lower utilization of a larger fleet in the European trailer business and higher costs in complying with U.S. Federal highway regulations.

    Revenue for 2000 decreased $26.0 million (4%) versus 1999 primarily attributable to the continued reduction in per diem rates on expiring term contracts reflective of lower cost for new equipment in the marine container business and resulting from intermodal leasing's sale of the tank container and domestic products businesses. Lower rates and on-hires also were experienced in special containers due to continued low demand for this equipment type. Lower revenue also was experienced in the European trailer business as a result of lower per diem rates and a $10.0 million pretax loss provision on certain idle equipment. Offsetting these revenue decreases was a pretax $58.8 million gain on the sale of the tank container and domestic products businesses.

    Revenue for 1999 decreased $53.4 million (7%) as compared to 1998. Trade imbalances between Asia, the United States and Europe, and an oversupply of marine container equipment negatively affected container on-hire levels and per diem rates. Revenue was also lower due to a $9.1 million pretax loss provision for certain aged refrigerated containers. Weak economic growth in Europe during 1999 had a negative impact on the demand for European short-term rental trailers.

    Expenses for 2000 decreased $48.1 million (7%) from 1999 due primarily to lower ownership and selling and administrative expenses resulting from intermodal leasing's sale of the tank container and domestic products businesses. These decreases were partially offset by higher positioning expenditures for marine containers and higher European trailer repair and maintenance operating expenses attributable to a larger fleet.

    Expenses for 1999 decreased $22.7 million (3%) from 1998 due primarily to lower interest expense and income taxes. These decreases were partially offset by higher storage costs associated with a larger off-hire fleet, higher positioning expenditures and the cost of complying with U.S. Federal Highway regulations related to the domestic chassis fleet.

    Marine container utilization averaged 78% in 2000, 75% in 1999 and 77% in 1998. European trailer utilization was 84% in 2000, 81% in 1999 and 88% in 1998.

Real Estate Information Services

    Real estate information services provides property tax monitoring, flood certification, and other real estate information services to its customers. The largest component of this operation is the tax monitoring business, which provides tax monitoring services to mortgage lenders nationwide.

    In August 2000, the operation contributed its Intellitech business in exchange for a 41% equity interest in First American Real Estate Solutions, L.P. ("FARES"). Subsequent to the contribution, the operation sold 51% of its interest in FARES for $22.5 million, which resulted in an after tax loss of $1.7 million in 2000.

    The following table shows the results of the real estate information services operations for each of the years presented:

                                                             Years Ended December 31,
                                                    -------------------------------------------
                                                       2000            1999            1998
                                                    -----------      ----------      ----------
                                                           (Dollar amounts in millions)

REVENUES ...................................        $     253.0      $    293.6      $    273.4

EXPENSES
  Operating expenses........................              211.1           215.7           180.0
  Income taxes..............................               21.8            30.6            36.2
                                                    -----------      ----------      ----------
                                                          232.9           246.3           216.2
                                                    -----------      ----------      ----------
   Net income...............................        $      20.1      $     47.3      $     57.2
                                                    ===========      ==========      ==========

    Net income from real estate information services was $20.1 million in 2000, down $27.2 million (58%) from 1999 due primarily to a decrease in loan origination volume and the loss on the sale of its equity interest in FARES. Net income in 1999 decreased from 1998 due to higher operating expense associated with increased loan origination volume in 1999 and 1998, increased contracts under management, and an increase in the percentage of the operations customers that contracted for tax payment outsourcing services.

    Real estate information services revenue decreased $40.6 million (14%) in 2000 as a result of decreased loan origination volume, a decline in fees charged on life of loan contracts, and the contribution of the Intellitech business to FARES. Real estate information services revenue increased $20.2 million (7%) in 1999, primarily due to the increased loan origination activity in 1999 and 1998. Total new life of loan volumes were 4.4 million contracts for 2000, 5.3 million contracts for 1999 and 5.5 million contracts for 1998.

    Operating expense in 2000 decreased primarily due to the contribution of the Intellitech business to FARES and management's decision to terminate the factoring of its accounts receivable. This decrease was partially offset by increased tax payment liability issues related to the growth of the operation's tax payment outsourcing services and increased operating expenses associated with higher 1998 and 1999 loan volume. Operating expenses increased in 1999 primarily due to higher payroll costs associated with increased tax payment outsourcing services and more tax contracts under service and the discount on the factoring of higher volumes of accounts receivable.

Other

    Other consists primarily of miscellaneous income, unallocated interest and other expenses. Results in 2000 included $6.1 million in after tax gains from the sale of certain assets and the reversal of reserves related to the Company's previously sold consumer lending operation. The favorable results in 1999 were primarily due to an $11.0 million after tax gain on the sale of its reverse mortgage business and improved operating results in this business in the period leading up to its sale.

Market Risk

    Market risk is the risk of loss that may occur when fluctuations in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and non-derivative financial instruments have market risk so the Company's risk management extends beyond derivatives to encompass all financial instruments it holds that are sensitive to market risk. The Company is primarily exposed to interest rate risk.

Interest Rate Risk

    The Company's operations are subject to risk from interest rate fluctuations when there is a difference between the amount of its interest earning assets and the amount of its interest bearing liabilities that prepay, mature or reprice in specified periods. It manages its exposure to interest rate fluctuations by managing the characteristics of its assets and liabilities so that changes are offset. The Company's objectives for asset/liability management are to provide maximum levels of finance income and minimize funding costs while maintaining acceptable levels of interest rate and liquidity risk and facilitating its funding needs. To help achieve these objectives, the Company uses derivative financial instruments, including interest rate swaps, that correlate to instruments recorded on its balance sheet.

    If market interest rates on December 31, 2000 and 1999 abruptly increased 75 basis points, the fair value of the Company's finance receivables portfolio, including finance receivables in assets held for sale, would decrease approximately $62 million and $52 million, respectively, the fair value of its debt would decrease approximately $89 million and $102 million, respectively, and the fair value of its interest rate swaps would decrease approximately $26 million and $49 million, respectively. Conversely, if rates on December 31, 2000 and 1999 abruptly decreased 75 basis points the fair value of its finance receivables portfolio would increase approximately $66 million and $61 million, respectively, the fair value of its debt would increase approximately $95 million and $108 million, respectively, and the fair value of its interest rate swaps would increase approximately $28 million and $54 million, respectively.

    The Company determined these amounts by considering only the impact of the hypothetical interest rate change. These analyses do not consider the possible effect that a change in economic activity could have in such an environment. In the event of a change of such magnitude, the Company would likely take action to mitigate its exposure to the negative consequences. The Company's customers and competitors would also respond to these fluctuations, and regulators or legislators might act in ways it cannot foresee. Because the Company cannot be certain of the specific actions that would be taken or of the effects on those operations, the sensitivity analysis above assumes no significant changes in the Company's financial structure.

    For a further discussion regarding borrowing activities and related use of derivatives, see Note D of Notes to Consolidated Financial Statements included in Item 8.

Impact of Adopting New Accounting Standard

     The Company will adopt FAS No. 133, as amended, on January 1, 2001. The adoption of FAS No. 133 will impact the Company in two areas. First, the Company has derivatives, mostly interest rate swaps, which are used in connection with managing the interest rate risk of its debt portfolio. Substantially all of the Company's debt related derivatives were hedge eligible prior to the adoption of FAS No. 133. Following the adoption of FAS No. 133, the Company will identify the following categories of such derivatives: fair value and cash flow hedges qualifying for "short cut method" and trading derivatives. Most of the derivatives that will be classified as trading derivatives previously had hedging relationships that were similar to "fair value type hedges." Following the adoption, the transition adjustment to record the derivatives at fair value will be recorded as a cumulative effect adjustment in net income. Concurrently, to the extent the hedged items' carrying amounts are different from their fair value, an adjustment to the carrying amount of the hedged items will be required (not to exceed the fair value of each hedged item or the transition adjustment related to each derivative). These adjustments to the carrying amounts will be recognized as a cumulative effect adjustment in net income and will act to offset the transition adjustment related to the derivatives. To the extent that the hedged items were already recorded at fair value or the adjustment to record the hedged items at fair value is less than the transition adjustment to record the derivatives at fair value, there will be an income statement effect. Following the adoption, these trading derivatives will continue to be treated as hedges. Changes in fair value of these derivatives, in accordance with FAS No. 133, will then be recognized in current earnings with no offsetting basis adjustments to the previously hedged items. Second, under FAS No. 133, stock warrants that the Company receives in connection with its business credit business may be considered derivatives. This derivative treatment would require the warrants to be recorded on the balance sheet and marked to market through the income statement. The cost of stock acquired from warrants will be the fair value of the warrant at exercise, plus the exercise price. The positive cumulative effect on net income of adopting this statement in 2001 will be approximately $9 million after tax. The adoption of this standard may add volatility to the reported results of operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     The statements contained in this report, which are not historical facts, are forward-looking statements. When included in this report, the words "expects", "intends", "anticipates", "estimates", and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in financial markets (credit, currency, commodities and stocks), changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, judicial decisions and rulings, and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.


                                            TRANSAMERICA FINANCE CORPORATION
                                           SUPPLEMENTARY FINANCIAL INFORMATION
                                       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                             (Dollar amounts in millions)



                   Previously                Previously              Previously
                    Reported    Restated(1)   Reported   Restated(1)  Reported     Restated(1)
 2000               March 31     March 31     June 30     June 30    September 30  September 30   December 31
 ----               --------     --------     -------     -------    ------------  ------------   -----------

Revenues            $  464.5     $  530.6     $ 499.5     $ 566.5    $      474.2  $      538.4   $     541.0
Net income (loss)   $   37.1     $   41.3     $ (21.8)    $ (16.2)   $      (69.4) $      (62.6)  $      57.1

                   Previously                Previously              Previously                   Previously
                    Reported    Restated(1)   Reported   Restated(1)  Reported     Restated(1)     Reported        Restated(1)
 1999               March 31     March 31     June 30     June 30    September 30  September 30   December 31      December 31
 ----               --------     --------     -------     -------    ------------  ------------   -----------      -----------

Revenues            $  414.6     $  495.6     $ 436.6     $ 511.4    $      423.9  $      495.2   $     476.3      $     542.8
Net income          $   24.4     $   40.8     $  44.7     $  57.3    $       33.7  $       44.0   $      41.1      $      49.1



(1) Previously reported quarterly results have been restated to reflect accounting change for pooling of interests discussed in Item 1, Business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

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

Page 37
                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:
(1) Consolidated financial Statements (included in Item 8).
              Report of Independent Auditors dated February 9, 2001.

              Consolidated Balance Sheets at December 31, 2000 and 1999.

              Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998.

              Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

              Consolidated Statements of Stockholder's Equity for the years ended December 31, 2000, 1999, and 1998.

              Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

              Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or the related footnotes.

    (3) List of Exhibits:

     3(i) Transamerica Finance Corporation Restated Certificate of Incorporation, as amended, (incorporated by reference to Exhibit
             3.1 to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1988 and Exhibit 3.1a to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31,1990).

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

   12        Ratio of Earnings to Fixed Charges Calculation.


    (b) Reports on Form 8-K filed in the fourth quarter of 2000: None

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

Page 38
                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRANSAMERICA FINANCE CORPORATION

                                                By /s/ ROSARIO A. PERRELLI
                                         ---------------------------------------
                                         Rosario A. Perrelli, Executive Vice
                                           President and Chief Financial Officer
Date: March 8, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 8, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

                   Signature                               Title

Principal Executive Officer:

              /s/ ROBERT A. WATSON            Chairman of the Board of Directors
-----------------------------------------         and Chief Executive Officer
              (Robert A. Watson)

Principal Financial Officer:

            /s/  ROSARIO A. PERRELLI          Executive  Vice  President  and
-----------------------------------------         Chief Financial Officer
             (Rosario A. Perrelli)

Principal Accounting Officer:

             /s/  THOMAS G. BASTIAN           Senior Vice President and
-----------------------------------------         Controller
              (Thomas G. Bastian)

Directors:

             /s/ PATRICK S. BAIRD             Director
-----------------------------------------
              (Patrick S. Baird)

           /s/ JAMES A. BEARDSWORTH           Director
-----------------------------------------
            (James A. Beardsworth)

            /s/ RUSSELL T. CHARLTON           Director
-----------------------------------------
             (Russell T. Charlton)

             /s/ RICHARD N. LATZER            Director
-----------------------------------------
              (Richard N. Latzer)

           /s/ JOSEPH B.M. STREPPEL           Director
-----------------------------------------
            (Joseph B.M. Streppel)

             /s/ GEORGE B. SUNDBY             Director
-----------------------------------------
              (George B. Sundby)

            /s/ MITCHELL F. VERNICK           Director
-----------------------------------------
             (Mitchell F. Vernick)