Form 10-Q
period 2001-03-31
TRANSAMERICA FINANCE CORP
filed 2001-05-09
CIK 99193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2001

Commission File Number 1-6798

TRANSAMERICA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-1077235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9399 West Higgins Road
Rosemont, Illinois 60018
(Address of principal executive offices)
(Zip Code)

(847) 685-1100
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Number of shares of Common Stock, $10 par value, outstanding as of close of business on May 8, 2001: 1,464,285.

TRANSAMERICA FINANCE CORPORATION

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

        The following unaudited consolidated financial statements of Transamerica Finance Corporation and its subsidiaries (the “Company”) for the periods ended March 31, 2001 and 2000, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended December 31, 2000. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

* * * * *

        On July 21, 1999, Transamerica Corporation, which owns all of the Company’s outstanding common stock, completed its merger with a subsidiary of AEGON N. V. (AEGON), a Netherlands based international insurance company. As a result, the Company is now an indirect subsidiary of AEGON.

        In 2000, the Company determined that certain of its businesses did not fit its long-term strategy. As a result of this determination, the Company reclassified certain assets to assets held for sale. The Company also identified certain other assets as liquidating and retained those assets in finance receivables. At March 31, 2001, approximately $830.7 of the Company’s net finance receivables and equipment held for lease, net of a valuation allowance of $122.8 million, were classified as assets held for sale and $565.9 million of the Company’s net finance receivables were identified as liquidating.

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions)

	March 31, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$74.8	$47.6

Finance receivables	9,231.9	9,301.6
Less unearned finance charges	834.9	846.5

Net finance receivables	8,397.0	8,455.1
Less allowance for losses	164.4	158.9

	8,232.6	8,296.2
Property and equipment — less accumulated depreciation of $1,231.1 in
2001 and $1,205.1 in 2000:
Land, buildings and equipment	76.5	79.5
Equipment held for lease	1,937.2	2,023.1
Investments (cost of $71.4 in 2001and $72.3 in 2000)	84.2	103.2
Goodwill, less accumulated amortization of $230.0 in 2001 and
$186.5 in 2000	317.5	321.9
Assets held for sale (net of a valuation allowance of $122.8 in 2001 and
$125.1 in 2000)	830.7	1,151.5
Advances due from affiliates	113.8	225.6
Other assets	623.3	639.2

	$12,290.6	$12,887.8

LIABILITIES AND STOCKHOLDER'S EQUITY
Debt:
Unsubordinated	$8,492.4	$8,984.1
Subordinated	60.5	62.5
Due to AEGON affiliates	400.0	400.0

Total debt	8,952.9	9,446.6
Deferred real estate service revenues	299.8	307.6
Accounts payable and other liabilities	1,002.9	1,039.6
Income taxes payable, of which $445.4 in 2001 and
$377.2 in 2000 are deferred	410.7	399.6
Stockholder’s equity:
Preferred stock — authorized, 250,000 shares without par value;
none issued
Common stock — authorized, 2,500,000 shares of $10 par value;
issued and outstanding, 1,464,285 shares	14.6	14.6
Additional paid-in capital	1,627.9	1,679.7
Retained earnings	26.6	0.4
Accumulated other comprehensive loss	(44.8)	(0.3)

Total stockholder’s equity	1,624.3	1,694.4

	$12,290.6	$12,887.8

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in millions)

	Three months ended March 31,
	2001	2000
REVENUES
Finance charges	$223.1	$256.5
Leasing revenues	117.1	170.9
Real estate service revenues	51.9	63.8
Other	81.6	39.4

Total revenues	473.7	530.6

EXPENSES
Interest and debt expense	137.6	143.7
Depreciation on equipment held for lease	53.1	75.9
Salaries and other operating expenses	220.6	231.9
Provision for losses on receivables	29.8	25.3

Total expenses	441.1	476.8
Income before income taxes and cumulative effect of accounting change	32.6	53.8
Income taxes	14.1	12.5

Income before cumulative effect of accounting change	18.5	41.3
Cumulative effect of accounting change
(net of income taxes of $4.1)	7.7	—

Net income	$26.2	$41.3

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in millions)

	Three months ended March 31,
	2001	2000
OPERATING ACTIVITIES
Net income	$26.2	$41.3
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	64.9	87.7
Provision for losses on receivables	29.8	25.3
Change in accounts payable and other liabilities	(32.4)	(7.1)
Change in income taxes payable	21.0	8.9
Other	(34.3)	1.0

Net cash provided by operating activities	75.2	157.1

INVESTING ACTIVITIES
Finance receivables originated	(6,327.6)	(7,182.0)
Finance receivables collected and sold	6,458.2	6,246.8
Purchases of property and equipment	(28.0)	(74.7)
Sales of property and equipment	23.4	18.7
Change in advances due from affiliates	111.9	76.7
Proceeds from sale of certain assets held for sale	223.0	—
Other	71.3	52.4

Net cash provided by (used in) investing activities	532.2	(862.1)

FINANCING ACTIVITIES
Proceeds from debt financing	1,473.1	2,690.9
Repayments of debt	(2,001.6)	(2,034.7)
Capital contributions from parent company	31.4	135.3
Cash dividends paid	—	(41.0)
Return of capital	(83.1)	—

Net cash provided by (used in) financing activities	(580.2)	750.5

Increase in cash and cash equivalents	27.2	45.5
Cash and cash equivalents at beginning of year	47.6	23.8

Cash and cash equivalents at end of period	$74.8	$69.3

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Dollar amounts in millions)

	Three months ended March 31,
	2001	2000
Balance at beginning of year	$0.4	$37.3
Net income	26.2	41.3
Dividend declared and paid	—	(41.0)

Balance at end of period	$26.6	$37.6

Item 2. Management’s Narrative Analysis of Results of Operations

        The following table sets forth revenues and income (loss) by line of business for the periods indicated:

	Three months ended March 31, (Dollar amounts in millions)
	Revenues		Income (loss)
	2001	2000	2001	2000
Commercial lending	$298.6	$292.1	$23.7	$34.1
Intermodal leasing	121.4	172.4	(7.7)	9.6
Real estate information services	53.5	66.1	2.8	4.2
Other	0.2	—	3.4	(2.4)

	$473.7	$530.6	22.2	45.5

Amortization of goodwill			(3.7)	(4.2)

Income before cumulative effect of
accounting change			18.5	41.3
Cumulative effect of accounting
change			7.7	—

Net income			$26.2	$41.3

Commercial Lending

        Commercial lending’s income from operations for the first quarter of 2001 was $23.7 million, a $10.4 million (30%) decrease from the first quarter 2000 income of $34.1 million. Operating results for the first quarter of 2001 included a $1.8 million after tax charge resulting from the reduction in fair value of the operation’s stock warrants, which are accounted for as derivative instruments under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No.133”). In addition, operating results for the first quarters of 2001 and 2000, included $3.2 million and $5.8 million, respectively, in after tax gains resulting from the sale of a portion of stock received from the exercise of stock warrants. During the first quarter of 2001, the commercial lending operation sold $211.0 million of retail net finance receivables which resulted in after tax gains of $6.0 million and sold certain assets of the insurance premium finance business for an after tax gain of $1.5 million. In connection with the insurance premium finance asset sale, a decision was made to liquidate the remaining insurance premium finance net finance receivables and reclassify the net carrying value of those receivables from assets held for sale to net finance receivables. Excluding the above items, commercial lending income from operations decreased $13.5 million (48%) from the first quarter of 2000.

        Commercial lending revenues increased in the first quarter of 2001 by $6.5 million (2%) over the first quarter of 2000, principally as a result of growth in average net finance receivables outstanding in the equipment financial services loan and lease portfolio. Revenues in the first quarter of 2001 and 2000 included $5.0 million and $9.2 million of gains on the sale of stock, respectively.

        Interest expense increased $8.0 million (7%) in the first quarter of 2001 as compared to the comparable 2000 period, primarily due to an increase in the average level of outstanding debt used to finance asset growth. Operating expenses in the first quarter of 2001 increased $9.8 million (10%) over the same period of 2000, primarily due to additional costs associated with the runoff of the liquidating assets. In the first quarter of 2001, the provision for losses on finance receivables increased $4.4 million (17%) over the first quarter of 2000, principally as a result of higher credit losses and increased non-earning finance receivables in the transportation and technology loan portfolios. Credit losses, net of recoveries, on an annualized basis as a percentage of average net finance receivables outstanding (average net finance receivables outstanding include those of businesses classified as assets held for sale), were 1.65% for the first quarter of 2001 compared to 0.55% for the first quarter of 2000.

        Net finance receivables outstanding at March 31, 2001 decreased $58.1 million (1%) from December 31, 2000. The decrease was primarily in the technology and liquidating loan portfolios, partially offset by growth in the operation’s other businesses. Management has established an allowance for losses on net finance receivables of $164.4 million (1.96% of net finance receivables outstanding) at March 31, 2001, compared to $158.9 million (1.88% of net finance receivables outstanding) at December 31, 2000.

        Delinquent finance receivables are defined as the installment balance for inventory finance and asset-based lending finance receivables more than 60 days past due and the finance receivables balance for all other finance receivables over 60 days past due. At March 31, 2001, delinquent finance receivables were $150.1 million (1.63% of finance receivables outstanding) compared to $128.5 million (1.38% of finance receivables outstanding) at December 31, 2000.

        Non-earning finance receivables are defined as balances from borrowers that are more than 90 days delinquent for non-credit card finance receivables or at such time as full collectability becomes doubtful. Non-earning finance receivables on revolving credit card accounts included in retail are defined as balances from borrowers in bankruptcy and accounts for which full collectability is doubtful. Non-earning finance receivables were $225.3 million (2.44% of finance receivables outstanding) at March 31, 2001 compared to $193.9 million (2.08% of finance receivables outstanding) at December 31, 2000. The increase in delinquent and non-earning finance receivables was primarily in the transportation and technology loan portfolios.

        Assets held for sale at March 31, 2001, totaled $830.7 million, net of a $118.7 million valuation allowance, and consisted of retail finance, consumer mortgage, and small business administration loan net finance receivables and other repossessed assets. At March 31, 2001, insurance premium finance net finance receivables totaling $113.8 million were reclassified from assets held for sale to net finance receivables in connection with the sale of certain related assets and the decision to liquidate the remaining portfolio. Assets held for sale at December 31, 2000 totaled $1,130.1 million, net of a $125.1 million valuation allowance. Of the net finance receivables classified as assets held for sale at March 31, 2001, $75.5 million were delinquent and $61.5 million were classified as non-earning. At December 31, 2000, delinquent and non-earning net finance receivables of these businesses were $78.1 million and $57.2 million, respectively.

Intermodal Leasing

        Intermodal leasing financial results for the first quarter of 2001 reflect the operation’s marine container and European trailer businesses. In the second half of 2000, the operation’s tank container and domestic products businesses were sold.

        For the first quarter of 2001, the intermodal leasing operation reported a loss from operations of $7.7 million compared to income of $9.6 million in the first quarter of 2000. Income from operations in the first quarter of 2000 included a $9.5 million net tax benefit associated with a structured financing of certain European trailer equipment. Excluding this item and income from the tank container and domestic products businesses in the first quarter of 2000, losses from operations grew by $0.3 million (4%). Operating results for the first quarter of 2001 continued to be negatively impacted by lower per diem rates and higher operating costs, partially offset by a decrease in selling and administrative expenses.

        Revenue for the first quarter of 2001 decreased $51.0 million (30%) as compared with the first quarter 2000. This decrease was primarily attributable to the sale of the tank container and domestic products businesses. Excluding revenue from the tank container and domestic products businesses, revenue increased by $3.7 million (3%).

        Expenses for the first quarter of 2001 decreased $33.7 million (21%) from the first quarter of 2000 due primarily to lower ownership, operating and selling and administrative expenses resulting from the sale of the tank container and domestic products businesses. Excluding expenses related to the tank container and domestic products businesses for the first quarter of 2000 and the net tax benefit of $9.5 million, expenses increased by $4.0 million (3%).

        Marine container utilization averaged 75% in the first quarter of 2001 and 76% in the first quarter of 2000. European trailer utilization was 87% in the first quarter of 2001and 80% in the first quarter of 2000.

Real Estate Information Services

        Real estate information services provides property tax monitoring, flood certification, and other real estate information services to its customers. The largest component of this operation is the tax monitoring business, which provides tax monitoring services to mortgage lenders nationwide. Real estate information services net income for the first quarter of 2001 was $2.8 million, compared to $4.2 million for the first quarter of 2000.

        Real estate information services revenue for the first quarter of 2001 decreased by $12.6 million (19%), as compared to the same period of 2000, primarily due to the contribution of its former Intellitech business to First American Real Estate Solutions, L.P. (“FARES”) in August of 2000 and decreased amortization of deferred revenue in the tax monitoring business attributable to loan volume in the years of 1998 and 1999. Operating expenses decreased $9.9 million (17%) primarily due to the contribution of the Intellitech business to FARES.

        Real estate information services income generally increases or decreases based on the volume of residential real estate loan transactions.

Other

        The increase in the results in income from other operations for the first quarter of 2001, as compared to the first quarter of 2000, primarily was due to a $2.5 million after tax gain on the sale of interest rate swaps and a $3.0 million after tax fair value adjustment to the debt derivatives that did not qualify as hedges under FAS 133.

Comprehensive Income

        In accordance with Financial Accounting Standard No. 130, Reporting Comprehensive Income, comprehensive income for the three months ended March 31, 2001 and 2000, comprised of (amounts in millions):

	Three months ended March 31,
	2001		2000
Net income	$26.2		$41.3
Other comprehensive income (loss), net of tax:
Change in net unrealized gains from
investments marked to fair value	(10.0)		7.8
Foreign currency translation adjustments	(33.2)		(3.8)
Change in unrealized gains from derivatives
marked to fair value	(1.6)		—
Cumulative effect of accounting change	0.3		—

Comprehensive income (loss)	$(18.	3)	$45.3

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

        The Company adopted FAS No. 133, as amended, on January 1, 2001. The adoption of FAS No. 133 impacted the Company as a result of the transition adjustment to record the derivatives at fair value and, to the extent the hedged items’ carrying amounts were different from their fair value, an adjustment to the carrying amount of the hedged items. To the extent that the hedged items were already recorded at fair value or the adjustment to record the hedged items at fair value was less than the transition adjustment to record the derivatives at fair value, there was an income statement effect. Also, under FAS No. 133, stock warrants that the Company receives in connection with its technology loans may be considered derivatives. This derivative treatment requires the warrants to be recorded on the balance sheet and marked to market through the income statement. The positive cumulative effect adjustment to net income of adopting this statement was $7.7 million after tax. The adoption of this standard may add volatility to the reported results of operations.

        While the Company is exposed to credit risk in the event of non-performance by the counterparty, the likelihood of non-performance is considered low due to the high credit ratings of the counterparties. At March 31, 2001, all of the interest rate exchange agreements were with financial institutions with investment grade ratings of A or better by one or more of the major credit rating agencies.

        Debt derivative financial instruments with notional amounts of $1.6 billion at March 31, 2001 and $2.2 billion at December 31, 2000 were outstanding and designated as hedges of the Company’s liabilities. Of these debt derivatives, $1.0 billion at March 31, 2001 and $1.1 billion at December 31, 2000 qualified under FAS 133 for hedge accounting treatment

        The fair values of the Company’s debt derivatives at March 31, 2001 and December 31, 2000 were net benefits of $36.7 million and $30.6 million, respectively. These debt derivatives contained aggregate gross obligations of $1.1 million and $1.1 million, respectively, and aggregate gross benefits of $37.8 million and $31.7 million, respectively.

New Accounting Standard

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        The statements contained in this report, which are not historical facts, are forward-looking statements. When included in this report, the words “expects”, “intends”, “anticipates”, “estimates”, and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, competition, changes in financial markets (credit, currency, commodities and stocks), changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, judicial decisions and rulings, and various other matters, many of which are beyond the Company’s control. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

12	Computation of Ratio of Earnings to Fixed Charges.

Reports	on Form 8-K.

None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAMERICA FINANCE CORPORATION

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 9, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

Principal Financial Officer:

/s/ ROSARIO A. PERRELLI (Rosario A. Perrelli)	Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/ THOMAS G. BASTIAN (Thomas G. Bastian)	Senior Vice President and Controller

Date: May 9, 2001