Form 10-Q
period 2001-06-30
TRANSAMERICA FINANCE CORP
filed 2001-08-13
CIK 99193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2001

Commission File Number 1-6798

TRANSAMERICA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-1077235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9399 West Higgins Road
Rosemont, Illinois 60018
(Address of principal executive offices)
(Zip Code)

(847) 685-1100
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Number of shares of Common Stock, $10 par value, outstanding as of close of business on August 9, 2001: 1,464,285.

TRANSAMERICA FINANCE CORPORATION

FORM 10-Q

PART I. Financial Information

ITEM 1. Financial Statements

        The following unaudited consolidated financial statements of Transamerica Finance Corporation and its subsidiaries (the “Company”) for the periods ended June 30, 2001 and 2000, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended December 31, 2000. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

* * * * *

        On July 21, 1999, Transamerica Corporation, which owns all of the Company’s outstanding common stock, completed its merger with a subsidiary of AEGON N. V. (AEGON), a Netherlands based international insurance company. As a result, the Company is now an indirect subsidiary of AEGON.

        In 2000, the Company determined that certain of its businesses did not fit its long-term strategy. As a result of this determination, the Company reclassified certain assets as assets held for sale. The Company also identified certain other assets as liquidating and retained those assets in finance receivables. The ultimate disposition of these assets will be based on maximizing value for AEGON. At June 30, 2001, approximately $711.1 of the Company’s net finance receivables and equipment held for lease, net of a valuation allowance of $126.2 million, were classified as assets held for sale and $467.6 million of the Company’s net finance receivables were identified as liquidating.

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions)

	June 30, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$135.5	$47.6
Finance receivables	8,758.5	9,301.6
Less unearned finance charges	819.2	846.5

Net finance receivables	7,939.3	8,455.1
Less allowance for losses	163.6	158.9

	7,775.7	8,296.2
Property and equipment, net of accumulated depreciation of
$1,263.1 in 2001 and $1,205.1 in 2000:
Land, buildings and equipment	77.3	79.5
Equipment held for lease	1,890.6	2,023.1
Investments (cost of $77.0 in 2001 and $72.3 in 2000)	87.3	103.2
Goodwill, net of accumulated amortization of $194.0 in
2001 and $186.5 in 2000	314.0	321.9
Assets held for sale	711.1	1,151.5
Advances due from affiliates	37.1	225.6
Other assets	513.2	639.2

	$11,541.8	$12,887.8

LIABILITIES AND STOCKHOLDER’S EQUITY
Debt:
Unsubordinated	$7,790.9	$8,984.1
Subordinated	60.5	62.5
Due to AEGON affiliates	400.0	400.0

Total debt	8,251.4	9,446.6
Deferred real estate service revenues	303.1	307.6
Accounts payable and other liabilities	1,079.5	1,039.6
Income taxes payable	389.8	399.6
Stockholder’s equity:
Preferred stock—authorized, 250,000 shares without
par value; none issued	—	—
Common stock—authorized, 2,500,000 shares of
$10 par value; issued and outstanding, 1,464,285 shares	14.6	14.6
Additional paid-in capital	1,514.2	1,679.7
Retained earnings	36.4	0.4
Accumulated other comprehensive loss	(47.2)	(0.3)

Total stockholder’s equity	1,518.0	1,694.4

	$11,541.8	$12,887.8

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in millions)

	Six months ended June 30,		Three months ended June 30,
	2001	2000	2001	2000
REVENUES
Finance charges	$443.8	$539.1	$220.7	$282.6
Leasing revenues	223.4	344.1	106.3	173.2
Real estate service revenues	110.8	129.3	58.9	65.5
Other	143.4	84.6	61.8	45.2

Total revenues	921.4	1,097.1	447.7	566.5

EXPENSES
Interest and debt expense	261.5	299.5	123.9	155.8
Depreciation on equipment held for lease	111.4	151.9	58.3	76.0
Salaries and other operating expenses	423.4	465.4	202.8	233.5
Provision for expected losses on disposal of business units	—	78.4	—	78.4
Provision for losses on receivables	74.8	57.9	45.0	32.6

Total expenses	871.1	1,053.1	430.0	576.3
Income (loss) before income taxes and cumulative effect of accounting change	50.3	44.0	17.7	(9.8)
Income tax expense (benefit)	(3.0)	19.0	(17.1)	6.5

Income (loss) before cumulative effect of accounting change	53.3	25.0	34.8	(16.3)
Cumulative effect of accounting change (net of income taxes of $4.1)	7.7	—	—	—

Net income (loss)	$61.0	$25.0	$34.8	$(16.3)

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in millions)

	Six months ended June 30,
	2001	2000
OPERATING ACTIVITIES
Net income	$61.0	$25.0
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	129.0	175.7
Provision for losses on receivables	74.8	57.9
Provision for expected losses on disposal of assets of
business units	—	78.4
Change in accounts payable and other liabilities	39.9	26.1
Change in income taxes payable	(9.8)	(3.2)
Other	(19.5)	11.5

Net cash provided by operating activities	275.4	371.4

INVESTING ACTIVITIES
Finance receivables originated	(12,875.5)	(14,991.9)
Finance receivables collected and sold	13,415.2	13,779.8
Purchases of property and equipment	(83.1)	(172.1)
Sales of property and equipment	53.3	71.5
Change in advances due from affiliates	188.6	—
Proceeds from sale of certain assets held for sale	455.9	—
Other	73.3	52.9

Net cash provided by (used in) investing activities	1,227.7	(1,259.8)

FINANCING ACTIVITIES
Proceeds from debt financing	3,272.0	4,624.4
Repayments of debt	(4,496.8)	(3,740.1)
Capital contributions	31.4	196.1
Cash dividends paid	(25.0)	(56.5)
Return of capital	(196.8)	(19.5)

Net cash provided by (used in) financing activities	(1,415.2)	1,004.4

Increase in cash and cash equivalents	87.9	116.0
Cash and cash equivalents at beginning of year	47.6	23.8

Cash and cash equivalents at end of period	$135.5	$139.8

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Dollar amounts in millions)

	Six months ended June 30,
	2001	2000
Balance at beginning of year	$0.4	$37.3
Net income	61.0	25.0
Dividend declared and paid	(25.0)	(56.5)

Balance at end of period	$36.4	$5.8

Item 2. Management’s Narrative Analysis of Results of Operations

        The following tables set forth revenues and income (loss) by line of business for the periods indicated:

	Six months ended June 30, (Dollar amounts in millions)
	Revenues		Income (loss)
	2001	2000	2001	2000
Commercial lending	$579.4	$615.3	$44.4	$16.4
Intermodal leasing	227.1	348.7	(11.3)	11.0
Real estate information services	114.5	133.1	22.8	9.7
Other	0.4	—	4.8	(2.9)

	$921.4	$1,097.1	60.7	34.2

Amortization of goodwill (net of tax)			(7.4)	(9.2)

Income before cumulative effect of
accounting change			53.3	25.0
Cumulative effect of accounting
change			7.7	—

Net income			$61.0	$25.0

	Three months ended June 30, (Dollar amounts in millions)
	Revenues		Income (loss)
	2001	2000	2001	2000
Commercial lending	$280.8	$323.2	$20.7	$(17.7)
Intermodal leasing	105.7	176.3	(3.6)	1.4
Real estate information services	61.0	67.0	20.0	5.5
Other	0.2	—	1.4	(0.5)

	$447.7	$566.5	38.5	(11.3)

Amortization of goodwill (net of tax)			(3.7)	(5.0)

Net income (loss)			$34.8	$(16.3)

Commercial Lending

        Commercial lending’s income from operations for the first half and second quarter of 2001 was $44.4 million and $20.7 million, respectively, compared to $16.4 million and a loss of $17.7 million for the corresponding periods of 2000. Operating results for the first half and second quarter of 2001 included an after tax charge of $0.2 million and an after tax gain of $1.6 million, respectively, resulting from the marking to market of the operation’s stock warrants which are accounted for as derivative instruments under Financial Accounting Standards Board (“FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”). In addition, operating results for the first half of 2001 included $3.2 million in after tax gains resulting from the sale of a portion of stock received from the exercise of stock warrants. During the first half and second quarter of 2001, the commercial lending operation sold $450.0 million and $238.9 million, respectively, of retail net finance receivables, which resulted in after tax gains of $7.0 and $1.0 million, respectively. Also, during the first half and second quarter of 2001, the commercial lending operation recorded an after tax gain of $1.2 million and an after tax loss of $0.3 million, respectively, from the sale of certain assets of the insurance premium finance business. In connection with the insurance premium finance asset sale in the first quarter of 2001, a decision was made to liquidate the remaining insurance premium finance net finance receivables and reclassify the net carrying value of those receivables from assets held for sale to net finance receivables. Operating results for the first half and second quarter of 2000 included after tax gains of $11.6 million and $5.8 million, respectively, from the sale of a portion of stock received from the exercise of stock warrants. Operating results for the first half and second quarter of 2000 included a $78.4 million charge ($58.0 million after tax) resulting from the decision to exit the consumer mortgage and insurance premium finance businesses and reclassify certain assets of these businesses as assets held for sale. The provision was primarily for the write off of related goodwill and the reduction of the net carrying value of the finance receivable portfolios to their estimated realizable value. Also included in the results of the first half and second quarter of 2000 was a $1.7 million after tax charge resulting from accelerated amortization of premiums from the termination of the $150.0 million retail revolving credit card securitization. Excluding the above items, commercial lending income from operations for the first half and second quarter of 2001 decreased $31.3 million (49%) and $17.8 million (49%), respectively, from the comparable prior year periods.

        Revenues in the first half and second quarter of 2001 decreased $35.9 million (6%) and $42.4 million (13%), respectively, from the corresponding 2000 periods. The decrease was principally a result of a decline in average net receivables outstanding (including net finance receivables classified as assets held for sale) and lower lending rates resulting from a decline in the interest rate environment. Additionally, revenues in the first half of 2001 included $5.0 million of gains on the sale of a portion of stock received from the exercise of stock warrants. No stock sale gains were recorded in the second quarter of 2001. The first half and second quarter of 2000 had stock sale gains of $18.4 million and $9.2 million, respectively.

        Interest expense decreased $21.1 million (9%) and $29.1 million (23%), respectively, in the first half and second quarter of 2001 due primarily to lower borrowing rates. Operating expenses for the first half and second quarter of 2001 increased $18.4 million (9%) and $8.6 million (9%), respectively, relative to the corresponding periods in 2000. The increase was due primarily to costs associated with the runoff of the held for sale and liquidating loan portfolios. The provision for losses on receivables for the first half and second quarter of 2001 increased $16.9 million (29%) and $12.5 million (38%), respectively, from the corresponding 2000 periods principally as a result of increased credit losses and higher non-earning finance receivables in the transportation and technology loan portfolios. Credit losses, net of recoveries, on an annualized basis as a percentage of average net finance receivables outstanding (average net finance receivables outstanding include receivables classified as assets held for sale), were 2.03% for the first half and 2.44% for the second quarter of 2001 compared to .54% and .53% for the corresponding periods of 2000.

        Net commercial finance receivables outstanding at June 30, 2001 decreased $515.8 million (6%) from December 31, 2000. The decrease was due primarily to the impact of seasonality in distribution finance and collections in the liquidating portfolios. Management has established an allowance for losses on net finance receivables of $163.5 million (2.06% of net finance receivables outstanding) at June 30, 2001 compared to $158.9 million (1.88% of net finance receivables outstanding) at December 31, 2000.

        Delinquent finance receivables are defined as the installment balance for inventory finance and asset-based lending finance receivables more than 60 days past due and the finance receivables balance for all other receivables more then 60 days past due. At June 30, 2001, delinquent receivables were $141.9 million (1.62% of finance receivables outstanding) compared to $128.5 million (1.38% of finance receivables outstanding) at December 31, 2000.

        Non-earning finance receivables are defined as balances from borrowers that are more than 90 days delinquent for non credit card receivables or at such earlier time as full collectibility becomes doubtful. Non-earning finance receivables on revolving credit card accounts are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Non-earning finance receivables were $235.2 million (2.69% of finance receivables outstanding) at June 30, 2001 compared to $193.9 million (2.08% of finance receivables outstanding) at December 31, 2000. The increase in delinquent and non-earning finance receivables was primarily in the transportation and technology loan portfolios.

        Assets held for sale at June 30, 2001 totaled $706.5 million, net of a $118.3 million valuation allowance, and consisted of retail finance, consumer mortgage and small business administration net finance receivables and other repossessed assets. During the first quarter of 2001, insurance premium finance net finance receivables totaling $113.8 million were reclassified from assets held for sale to net finance receivables in connection with the sale of certain related assets and the decision to liquidate the remaining portfolio. Assets held for sale at December 31, 2000, totaled $1,130.1 million, net of a $125.1 million valuation allowance. Of the net finance receivables held for sale at June 30, 2001, $67.3 million were more than 60 days past due and $63.8 million were classified as non-earning. At December 31, 2000, delinquent and non-earning net finance receivables of these businesses were $78.1 million and $57.2 million, respectively.

Intermodal Leasing

        Intermodal leasing financial results for the first half and second quarter of 2001 reflect the operation’s marine container and European trailer businesses. In the second half of 2000, the operation’s tank container and domestic products businesses were sold.

        For the first half and second quarter of 2001, the intermodal leasing operation reported losses from operations of $11.3 million and $3.6 million, respectively, compared to income of $11.0 million and $1.4 million in the first half and second quarter of 2000. Income from operations in the first half of 2000 included a $9.5 million net tax benefit associated with a structured financing of certain European trailer equipment. First half and second quarter of 2001 earnings were favorably impacted by a $2.4 million after tax gain resulting from the termination of certain forward exchange contracts. Excluding these items and income from the sold tank container and domestic products businesses, losses from operations in the first half and second quarter of 2001 remained relatively constant compared with the corresponding time periods of 2000.

        Revenues for the first half and second quarter of 2001 decreased $121.6 million (35%) and $70.6 million (40%), respectively, as compared with the first half and second quarter of 2000. Excluding revenue from the sold tank container and domestic products businesses, revenues decreased by $4.2 million (2%) for the first half of 2001 and $11.4 million (10%) for the second quarter of 2001 compared to the corresponding periods of 2000. Revenues in the second quarter of 2001 decreased primarily due to lower on-hires and per-diem rates for marine containers resulting principally from a weakening global economy.

        Expenses for the first half and second quarter of 2001 decreased $99.3 million (29%) and $65.6 million (38%), respectively, from the first half and second quarter of 2000. Excluding expenses related to the sold tank container and domestic products businesses and the net tax benefit of $9.5 million recorded in the first half of 2000, expenses for the first half and second quarter of 2001 decreased by $5.8 million (2%) and $13.4 million (11%), respectively, relative to the comparable periods of 2000. The decrease in the second quarter of 2001 was attributable primarily to lower ownership costs resulting principally from lower borrowing rates.

        Marine container utilization averaged 75% and 74%, respectively, in the first half and second quarter of 2001 and 77% for both the first half and second quarter of 2000. European trailer utilization was 88% and 90%, respectively, in the first half and second quarter of 2001 and 81% and 82%, respectively, in the comparable periods of 2000.

Real Estate Information Services

        Real estate information services provides property tax monitoring, flood certification, and other real estate information services to its customers. The largest component of this operation is the tax monitoring business, which provides tax monitoring services to mortgage lenders nationwide. Real estate information services income from operations for the first half and second quarter of 2001 was $22.8 million and $20.0 million, respectively, compared to $9.7 million and $5.5 million for the first half and second quarter of 2000. The first half and second quarter of 2001 income from operations included a $13.0 million after tax gain from the reversal of a state tax liability accrued, but never incurred, while operating as a division of Transamerica Corporation. Excluding this item, income from operations in the first half and second quarter of 2001 remained constant and increased $1.5 million (27%), respectively, over the comparable periods of 2000.

        Real estate information services revenue for the first half and second quarter of 2001 decreased by $18.6 million (14%) and $6.0 million (9%), respectively. The decrease was due primarily to the contribution of the operation’s former Intellitech business to First American Real Estate Solutions, L.P. (“FARES”) in August of 2000, partially offset by increases in property tax monitoring and flood certification fees. Operating expenses for the first half and second quarter of 2001 decreased $17.9 million (16%) and $8.0 million (14%), respectively. The decrease was primarily due to the contribution of the Intellitech business to FARES, partially offset by additional costs associated with increased tax monitoring service volume.

Other

        Other consists primarily of miscellaneous income, unallocated interest, the fair value adjustment to debt derivatives that do not qualify as hedges under FAS No. 133 and other expenses. The increase in income for the first half and second quarter of 2001 as compared to the corresponding periods of 2000, was primarily related to a $9.8 million after tax reversal in the second quarter of 2001 of a deferred state income tax liability that was no longer required. The reversal was the result of a revaluation of the current consolidated state income tax position of the Company as a result of AEGON’s acquisition of Transamerica Corporation and the relocation and reorganization of the Company. Results for the first half and second quarter of 2001 also included after tax charges of $0.2 million and $5.7 million, respectively, relating to the fair value of debt derivatives that do not qualify as hedges under FAS No. 133.

COMPREHENSIVE INCOME

        In accordance with Financial Accounting Standard No. 130, Reporting Comprehensive Income, comprehensive income for the six and three months ended June 30, 2001 and 2000, comprised of (amounts in millions):

	Six months ended June 30,		Three months ended June 30,
	2001	2000	2001	2000
Net income	$61.0	$25.0	$34.8	$(16.3)
Other comprehensive income (loss), net of tax:
Change in net unrealized gains from
investments marked to fair value	(10.1)	3.3	(0.1)	(4.5)
Foreign currency translation adjustments	(36.1)	(18.6)	(2.9)	(14.8)
Change in unrealized gains from derivatives
marked to fair value	(1.0)	—	0.6	—
Cumulative effect of accounting change	0.3	—	—	—

Comprehensive income (loss)	$14.1	$9.7	$32.4	$(35.6)

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

        The Company adopted FAS No. 133, as amended, on January 1, 2001. The adoption of FAS No. 133 impacted the Company as a result of the transition adjustment to record the derivatives at fair value and, to the extent the hedged items’ carrying amounts were different from their fair value, an adjustment to the carrying amount of the hedged items. To the extent that the hedged items were already recorded at fair value or the adjustment to record the hedged items at fair value was less than the transition adjustment to record the derivatives at fair value, there was an income statement effect. Also, under FAS No. 133, stock warrants that the Company receives in connection with its technology loans may be considered derivatives. This derivative treatment requires the warrants to be recorded on the balance sheet and marked to market through the income statement. The positive cumulative effect adjustment to net income of adopting this statement was $7.7 million after tax. The adoption of this statement may add volatility to the reported results of operations.

        While the Company is exposed to credit risk in the event of non-performance by the counterparty, the likelihood of non-performance is considered low due to the high credit ratings of the counterparties. At June 30, 2001, all of the interest rate exchange agreements were with financial institutions with investment grade ratings of A or better by one or more of the major credit rating agencies.

        Debt derivative financial instruments with notional amounts of $1.6 billion at June 30, 2001 and $2.2 billion at December 31, 2000 were outstanding and designated as hedges of the Company’s liabilities. Of these debt derivatives, $1.3 billion at June 30, 2001 and $1.1 billion at December 31, 2000 qualified under FAS No. 133 for hedge accounting treatment.

        The fair values of the Company’s debt derivatives at June 30, 2001 and December 31, 2000 were net benefits of $7.4 million and $43.7 million, respectively. At June 30, 2001 and December 31, 2000, these debt derivatives contained aggregate gross obligations of $10.4 million and $2.1 million, respectively, and aggregate gross benefits of $17.8 million and $45.8 million, respectively.

Recent Accounting Pronouncements

        Effective April 1, 2001, the Company adopted FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that replaces, in its entirety, FASB Statement No. 125. Although the statement has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The adoption of the new statement did not have a material effect on the earnings or the financial position of the Company.

        In July 2001, the FASB issued Statement No. 141, Business Combinations (“FAS No. 141”), and Statement No. 142 (“FAS No. 142”), Goodwill and Other Intangible Assets. These statements significantly change the accounting for business combinations, goodwill and intangible assets. FAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Additionally, FAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. This statement is effective for business combinations initiated after June 30, 2001.

        Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of FAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets already existing on that date, companies are required to adopt FAS No. 142 in their fiscal year beginning after December 15, 2001.

        The Company will adopt FAS No. 142 as of January 1, 2002. The Company is currently assessing the impact that adopting this statement will have on its financial position and the results of its operations.

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

TRANSAMERICA FINANCE CORPORATION

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 10, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

Principal Financial Officer:

/s/ ROSARIO A. PERRELLI	Executive Vice President and Chief Financial Officer

(Rosario A. Perrelli)

Principal Accounting Officer:

/s/ THOMAS G. BASTIAN	Senior Vice President and Controller

(Thomas G. Bastian)

Date: August 10, 2001