Form 10-Q
period 2001-09-30
TRANSAMERICA FINANCE CORP
filed 2001-11-08
CIK 99193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2001

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

        Number of shares of Common Stock, $10 par value, outstanding as of close of business on November 8, 2001: 1,464,285.

TRANSAMERICA FINANCE CORPORATION

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

        The following unaudited consolidated financial statements of Transamerica Finance Corporation and its subsidiaries (the “Company”) for the periods ended September 30, 2001 and 2000, do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements filed with the Commission on Form 10-K for the year ended December 31, 2000. The financial information presented in the financial statements included in this report reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

* * * * *

        On July 21, 1999, Transamerica Corporation, which owns all of the Company’s outstanding common stock, completed its merger with a subsidiary of AEGON N. V. (AEGON), a Netherlands based international insurance company. As a result, the Company is now an indirect subsidiary of AEGON.

        In 2000, the Company determined that certain of its businesses did not fit its long-term strategy. As a result of this determination, the Company reclassified certain assets to assets held for sale. The Company also identified certain other assets as liquidating and retained those assets in finance receivables. The ultimate disposition of these assets will be based on maximizing value for AEGON. At September 30, 2001, $394.3 million of the Company’s net finance receivables and equipment held for lease, net of a valuation allowance of $123.0 million, were classified as assets held for sale and $426.3 million of the Company’s net finance receivables were identified as liquidating. Due to a softer market caused by a downturn in the economy, management’s ability to dispose of these assets may be delayed.

        As a result of the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, the aerospace industry is experiencing adverse changes to, and reductions in, its commercial operations. The commercial lending operation’s aircraft portfolio represents $381 million (5%) of the net finance receivables outstanding at September 30, 2001. The portfolio is largely comprised of aircraft with long remaining useful lives and broad user bases. Management is continuing to review the portfolio for impairment, while also monitoring any associated risks that exist relating to useful lives and changes in residual values. Management believes that any future impairment of this portfolio should not have a material impact on the company’s financial position.

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions)

	September 30, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$254.5	$47.6

Finance receivables	8,228.1	9,301.6
Less unearned finance charges	754.9	846.5

Net finance receivables	7,473.2	8,455.1
Less allowance for losses	155.9	158.9

	7,317.3	8,296.2
Property and equipment, net of accumulated depreciation of
$1,303.1 in 2001 and $1,205.1 in 2000:
Land, buildings and equipment	72.5	79.5
Equipment held for lease	1,858.3	2,023.1
Investments (cost of $71.7 in 2001 and $72.3 in 2000)	78.4	103.2
Goodwill, net of accumulated amortization of $197.8 in 2001 and
$186.5 in 2000	310.0	321.9
Assets held for sale	394.3	1,151.5
Advances due from affiliates	93.2	225.6
Other assets	534.3	639.2

	$10,912.8	$12,887.8

LIABILITIES AND STOCKHOLDER’S EQUITY
Debt:
Unsubordinated	$6,944.5	$8,984.1
Subordinated	60.5	62.5
Due to AEGON affiliates	650.0	400.0

Total debt	7,655.0	9,446.6
Deferred real estate service revenues	304.4	307.6
Accounts payable and other liabilities	1,123.3	1,039.6
Income taxes payable	396.3	399.6
Stockholder’s equity:
Preferred stock—authorized, 250,000 shares without par value;
none issued	—	—
Common stock—authorized, 2,500,000 shares of $10 par value;
issued and outstanding, 1,464,285 shares	14.6	14.6
Additional paid-in capital	1,403.5	1,679.7
Retained earnings	55.0	0.4
Accumulated other comprehensive loss	(39.3)	(0.3)

Total stockholder’s equity	1,433.8	1,694.4

	$10,912.8	$12,887.8

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in millions)

	Nine months ended September 30,		Three months ended September 30,
	2001	2000	2001	2000
REVENUES
Finance charges	$640.8	$801.4	$197.0	$262.3
Leasing revenues	331.1	511.5	107.7	167.4
Real estate service revenues	167.8	187.5	57.0	58.2
Other	190.1	135.1	46.7	50.5

Total revenues	1,329.8	1,635.5	408.4	538.4

EXPENSES
Interest and debt expense	361.5	457.9	100.0	158.4
Depreciation on equipment held for lease	167.1	226.6	55.7	74.6
Salaries and other operating expenses	618.4	676.4	195.0	211.1
Provision for expected losses on disposal of business units	—	231.6	—	153.2
Provision for losses on receivables	101.4	83.2	26.6	25.3

Total expenses	1,248.4	1,675.7	377.3	622.6
Income (loss) before income taxes and cumulative effect of
accounting change	81.4	(40.2)	31.1	(84.2)
Income tax expense (benefit)	9.5	(2.6)	12.5	(21.6)

Income (loss) before cumulative effect of accounting change	71.9	(37.6)	18.6	(62.6)
Cumulative effect of accounting change (net of income taxes of
$4.1)	7.7	—	—	—

Net income (loss)	$79.6	$(37.6)	$18.6	$(62.6)

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in millions)

	Nine months ended September 30,
	2001	2000
OPERATING ACTIVITIES
Net income (loss)	$79.6	$(37.6)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	193.6	262.2
Provision for losses on receivables	101.4	83.2
Provision for expected losses on disposal of assets of
business units	—	231.6
Change in accounts payable and other liabilities	(25.6)	0.6
Change in income taxes payable	(3.3)	0.8
Other	14.4	(2.9)

Net cash provided by operating activities	360.1	537.9

INVESTING ACTIVITIES
Finance receivables originated	(18,906.1)	(22,230.4)
Finance receivables collected and sold	19,860.9	20,637.5
Purchases of property and equipment	(130.1)	(191.5)
Sales of property and equipment	96.2	83.4
Proceeds from sale of certain assets held for sale	782.3	799.8
Other	17.1	(0.3)

Net cash provided by (used in) investing activities	1,720.3	(901.5)

FINANCING ACTIVITIES
Proceeds from debt financing	4,221.4	4,681.9
Repayments of debt	(6,309.0)	(4,359.9)
Proceeds from debt financing with AEGON affiliates	250.0	100.0
Capital contributions	104.3	298.1
Cash dividends paid	(25.0)	(56.5)
Return of capital	(115.2)	(219.5)

Net cash provided by (used in) financing activities	(1,873.5)	444.1

Increase in cash and cash equivalents	206.9	80.5
Cash and cash equivalents at beginning of year	47.6	23.8

Cash and cash equivalents at end of period	$254.5	$104.3

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Dollar amounts in millions)

	Nine months ended September 30,
	2001	2000

Balance at beginning of year	$0.4	$37.3
Net income (loss)	79.6	(37.6)
Dividend declared and paid	(25.0)	(56.5)

Balance at end of period	$55.0	$(56.8)

Item 2. Management’s Narrative Analysis of Results of Operations

        The following tables set forth revenues and income (loss) by line of business for the periods indicated:

	Nine months ended September 30, (Dollar amounts in millions)
	Revenues		Income (loss)
	2001	2000	2001	2000

Commercial lending	$823.0	$926.2	$69.1	$(45.9)
Intermodal leasing	335.3	512.0	(16.0)	9.4
Real estate information services	170.8	197.3	29.2	16.6
Other	0.7	—	0.7	(4.4)

	$1,329.8	$1,635.5	83.0	(24.3)

Amortization of goodwill (net of tax)			(11.1)	(13.3)

Income (loss) before cumulative
effect of accounting change			71.9	(37.6)
Cumulative effect of accounting
change			7.7	—

Net income (loss)			$79.6	$(37.6)

	Three months ended September 30, (Dollar amounts in millions)
	Revenues		Income (loss)
	2001	2000	2001	2000

Commercial lending	$243.6	$310.9	$24.7	$(62.3)
Intermodal leasing	108.2	163.3	(4.7)	(1.6)
Real estate information services	56.3	64.2	6.4	6.9
Other	0.3	—	(4.1)	(1.5)

	$408.4	$538.4	22.3	(58.5)

Amortization of goodwill (net of tax)			(3.7)	(4.1)

Net income (loss)			$18.6	$(62.6)

Commercial Lending

        Commercial lending’s income from operations for the first nine months and third quarter of 2001 were $69.1 million and $24.7 million compared with losses of $45.9 million and $62.3 million, respectively, for the corresponding periods of 2000. Operating results for the first nine months and third quarter of 2001 included after tax losses of $2.3 million and $2.1 million, respectively, resulting from the mark to market of its stock warrant portfolio, which is accounted for as a derivative instrument under Financial Accounting Standards Board (“FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”). In addition, operating results for the first nine months of 2001 included $3.2 million in after tax gains resulting from the sale of a portion of stock received from the exercise of stock warrants. During the first nine months and third quarter of 2001, the commercial lending operation sold approximately $770 million and $320 million, respectively, of retail net finance receivables, which resulted in after tax gains of $7.7 and $0.7 million, respectively. Also, during the first nine months of 2001, the commercial lending operation recorded an after tax gain of $1.2 million from the sale of certain assets of the insurance premium finance business. In connection with the insurance premium finance asset sale, a decision was made to liquidate the remaining insurance premium finance net finance receivables and reclassify the net carrying value of those receivables from assets held for sale to net finance receivables.

        Operating results for the nine months and third quarter ended September 30, 2000 included a charge of $231.6 million ($159.2 million after tax) and $153.2 million ($101.2 million after tax), respectively, resulting from the decision to exit the consumer mortgage and insurance premium finance businesses in the second quarter, and the retail finance and small business administration loan businesses in the third quarter. The provisions were primarily for the write-off of related goodwill and for the reduction of the net carrying value of the related net finance receivables portfolios to their estimated realizable value. The net finance receivables of these operations totaled $2,043.3 million and were reclassified to assets held for sale. During the third quarter of 2000, the commercial lending operation sold $536.1 million of consumer mortgage receivables at their net carrying value. Also included in the results for the first nine months and third quarter of 2000 were after tax gains of $12.3 million and $0.7 million, respectively, from the sale of a portion of stock received from the exercise of stock warrants. Operating results for the first nine months of 2000 included a $1.7 million after tax charge resulting from the accelerated amortization of premiums upon the termination of the $150.0 million retail revolving credit card securitization.

        Excluding the items discussed above, commercial lending income from operations for the first nine months and third quarter of 2001 decreased $43.4 million (42%) and $12.1 million (32%) from the comparable prior year periods. The decreases were primarily due to higher credit losses in the transportation and technology portfolios and reduced earnings as a result of reductions of net finance receivables in the assets held for sale and liquidating portfolios.

        Revenues for the first nine months and third quarter of 2001 decreased $103.2 million (11%) and $67.3 million (22%) from the corresponding periods of 2000. The decreases were principally a result of the sale and liquidation of net finance receivables in the assets held for sale and liquidating portfolios and lower lending rates resulting from a decline in the interest rate environment. Additionally, revenues in the first nine months of 2001 included $5.0 million of gains on the sale of a portion of stock received from the exercise of stock warrants. No gains were recorded in the third quarter of 2001. The first nine months and third quarter of 2000 had stock sale gains of $19.6 million and $1.2 million, respectively.

        Interest expense decreased $68.1 million (18%) and $47.0 million (37%) for the first nine months and third quarter of 2001 due primarily to lower borrowing rates and lower average debt levels related to the decline in average net finance receivables in the assets held for sale and liquidating portfolios. Operating expenses for the first nine months of 2001 increased $18.7 million (6%) compared with the first nine months of 2000 primarily due to costs associated with the runoff of the held for sale and liquidating loan portfolios. Operating expenses for the third quarter of 2001 were relatively constant with the prior year third quarter. The provision for losses on receivables for the first nine months and third quarter of 2001 increased $18.2 million (22%) and $1.3 million (5%) from the corresponding periods of 2000 principally as a result of increased credit losses and higher non-earning finance receivables in the transportation and technology portfolios. Credit losses, net of recoveries, on an annualized basis as a percentage of average net finance receivables outstanding (average net finance receivables outstanding include receivables classified as assets held for sale), were 2.12% for the first nine months and 2.32% for the third quarter of 2001 compared with 0.52% and 0.49% for the comparable periods of 2000.

        Net commercial finance receivables outstanding at September 30, 2001 decreased $981.9 million (12%) from December 31, 2000. The decrease was primarily due to lower volume caused by the general downturn in the economy along with the seasonality impact in the distribution finance portfolio. Management has established an allowance for losses on net finance receivables of $155.8 million (2.09% of net finance receivables outstanding) at September 30, 2001 compared with $158.9 million (1.88% of net finance receivables outstanding) at December 31, 2000.

        Delinquent finance receivables consist of the installment balance for inventory finance and asset-based lending finance receivables more than 60 days past due and the finance receivables balance for all other receivables over 60 days past due. At September 30, 2001, delinquent receivables were $157.6 million (1.92% of finance receivables outstanding) compared with $128.5 million (1.38% of finance receivables outstanding) at December 31, 2000.

        Non-earning finance receivables consist of balances from borrowers that are more than 90 days delinquent for non credit card receivables or at such earlier time as full collectibility becomes doubtful. Non-earning finance receivables on revolving credit card accounts consist of balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Non-earning finance receivables were $243.0 million (2.95% of finance receivables outstanding) at September 30, 2001 compared with $193.9 million (2.08% of finance receivables outstanding) at December 31, 2000. The increase in delinquent and non-earning finance receivables was primarily in the transportation and technology portfolios.

        Assets held for sale at September 30, 2001 totaled $389.5 million, net of a $118.7 million valuation allowance, and consisted of retail finance, consumer mortgage and small business administration net finance receivables and other repossessed assets. During the first quarter of 2001, insurance premium finance net finance receivables totaling $113.8 million were reclassified from assets held for sale to net finance receivables in connection with the sale of certain related assets and the decision to liquidate the remaining portfolio. Assets held for sale at December 31, 2000 totaled $1,130.1 million, net of a $125.1 million valuation allowance. Of the net finance receivables held for sale at September 30, 2001, $59.3 million were more than 60 days past due and $62.1 million were classified as non-earning. At December 31, 2000, delinquent and non-earning were $78.1 million and $57.2 million, respectively.

Intermodal Leasing

        Intermodal leasing financial results for the first nine months and third quarter of 2001 reflect the operation’s marine container and European trailer businesses. In the second half of 2000, the operation’s tank container and domestic products businesses were sold.

        For the first nine months and third quarter of 2001, the intermodal leasing operation reported losses from operations of $16.0 million and $4.7 million, respectively, compared with income of $9.4 million and a loss of $1.6 million for the first nine months and third quarter of 2000. A $2.4 million after tax gain resulting from the termination of certain forward exchange contracts favorably impacted earnings for the first nine months of 2001. Income from operations for the first nine months of 2000 included a $9.5 million net tax benefit associated with a structured financing of certain European trailer equipment, a $6.5 million after tax valuation provision on certain European trailer equipment and a $3.2 million after tax gain on the third quarter of 2000 sale of the tank container business. Excluding these items and operating income from the sold tank container and domestic products businesses, operating losses for the first nine months and third quarter of 2001 remained relatively constant compared with the corresponding periods of 2000.

        Revenues for the first nine months and third quarter of 2001 decreased $176.7 million (35%) and $55.1 million (34%), respectively, compared with the first nine months and third quarter of 2000. Included in revenues for the first nine months and third quarter of 2000 are a $10 million valuation provision on certain European trailer equipment and a $5 million gain on the sale of the tank container business. Excluding these items and operating revenues from the sold tank container and domestic products businesses, revenues decreased by $19.9 million (6%) for the first nine months of 2001 and $9.0 million (8%) for the third quarter of 2001 over the corresponding periods of 2000. Revenues for the first nine months and third quarter of 2001 decreased primarily due to lower on-hires and per-diem rates for maritime containers resulting principally from a weakening global economy.

        Expenses for the first nine months and third quarter of 2001 decreased $152.2 million (30%) and $50.6 million (31%), respectively, from the first nine months and third quarter of 2000. Excluding operating expenses related to the sold tank container and domestic products businesses, expenses for the first nine months and third quarter of 2001 decreased by $19.1 million (5%) and $4.1 million (3%), respectively, relative to the comparable periods of 2000. The decrease in the first nine months and third quarter of 2001 was attributable primarily to lower ownership costs resulting principally from lower borrowing rates.

        Marine container utilization averaged 74% and 73%, respectively, for the first nine months and third quarter of 2001 and 77% and 79%, respectively, for the first nine months and third quarter of 2000. European trailer utilization was 88% and 88%, respectively, for the first nine months and third quarter of 2001 and 82% and 83%, respectively, for the comparable periods of 2000.

Real Estate Information Services

        Real estate information services provides property tax monitoring, flood certification, and other real estate information services to its customers. The largest component of this operation is the tax monitoring business, which provides tax monitoring services to mortgage lenders nationwide. Real estate information services income from operations for the first nine months and third quarter of 2001 was $29.2 million and $6.4 million, respectively, compared with $16.6 million and $6.9 million for the comparable periods of 2000. In August 2000, the operation contributed its Intellitech business in exchange for a 41% equity interest in First American Real Estate Solutions, L.P. (“FARES”). In September of 2000, the operation sold 51% of its remaining interest in FARES for $22.5 million, which resulted in an after tax loss of $1.7 million for both the nine months and third quarter ended September 30, 2000. Income from operations for the first nine months of 2001 included a $13.0 million after tax gain from the reversal of a current state tax liability accrued, but never incurred, while operating as a division of Transamerica Corporation. Excluding these items, income decreased by $2.7 million (15%) and $2.5 million (29%) for the nine months and quarter ended September 30, 2001 as compared with the corresponding periods of 2000, primarily due to higher expenses associated with increased tax monitoring service volume.

        Real estate information services revenue decreased by $26.5 million (13%) during the first nine months of 2001 and $7.9 million (12%) for the third quarter of 2001 from the comparable prior year periods. The contribution of the operation’s former Intellitech business to FARES in August of 2000 resulted in decreased revenue of $27.0 million and $7.0 million for the first nine months and third quarter of 2001, respectively.

        Operating expenses decreased $18.0 million (11%) for the nine months ended September 30, 2001 and remained constant during the third quarter as compared with the corresponding periods of 2000. Excluding expenses related to the Intellitech business, expenses increased $5.4 million (4%) for the nine month period and $3.3 million (8%) for the third quarter of 2001 primarily due to increased operating expenses associated with increased tax monitoring service volume.

Other

        Other consists primarily of miscellaneous income, unallocated interest, the fair value adjustments to debt derivatives that do not qualify as hedges under FAS No. 133 and other expenses. The increase in income for the first nine months of 2001 as compared with the corresponding period of 2000, was primarily related to reversal in the second quarter of 2001 of a $9.8 million after tax deferred state income tax liability that was no longer required. The reversal was the result of a revaluation of the current consolidated state income tax position of the Company as a result of Aegon’s acquisition of Transamerica and the relocation and reorganization of the Company. Results for the first nine months and third quarter of 2001 also included after tax charges of $1.7 million and $1.5 million, respectively, relating to the fair value of debt derivatives that do not qualify as hedges under FAS No. 133.

Comprehensive Income

        In accordance with FASB Statement No. 130, Reporting Comprehensive Income, comprehensive income for the nine and three months ended September 30, 2001 and 2000, comprised (amounts in millions):

	Nine months ended September 30,		Three months ended September 30,
	2001	2000	2001	2000

Net income (loss)	$79.6	$(37.6)	$18.6	$(62.6)
Other comprehensive income (loss), net of tax:
Change in net unrealized gains from
investments marked to fair value	(12.6)	21.9	(2.5)	18.6
Foreign currency translation adjustments	(24.1)	(28.9)	12.0	(10.3)
Change in unrealized gains from derivatives
marked to fair value	(2.6)	—	(1.6)	—
Cumulative effect of accounting change	0.3	—	—	—

Comprehensive income (loss)	$40.6	$(44.6)	$26.5	$(54.3)

Derivatives

        The Company uses derivative financial instruments to hedge some of its interest rate and foreign exchange rate risk. The Company uses interest rate exchange agreements and forward contracts to hedge the interest rate risk of its outstanding indebtedness and future commitments. The interest rate exchange agreements are intended to help the Company more closely match the cash flow received from its assets to the payment on its liabilities, and generally provide that one party pays interest at a floating rate in relation to movements in an underlying index, while the other party pays interest at a fixed rate. The Company also uses cross currency exchange agreements, which fix by contract the amounts of various currencies to be exchanged at a future date with other contracting parties and forward exchange contracts whereby the Company agrees to sell to other contracting parties at a future date a specified amount of foreign currency for a specified amount of dollars.

        The Company adopted FAS No. 133 as amended, on January 1, 2001. The adoption of FAS No. 133 impacted the Company as a result of the transition adjustment to record the derivatives at fair value and, to the extent the hedged items’ carrying amounts were different from their fair value, an adjustment to the carrying amount of the hedged items. To the extent that the hedged items were already recorded at fair value or the adjustment to record the hedged items at fair value was less than the transition adjustment to record the derivatives at fair value, there was an income statement effect. Also, under FAS No. 133, stock warrants that the Company receives in connection with its technology loans may be considered derivatives. This derivative treatment requires the warrants to be recorded on the balance sheet and then marked to market through the income statement. The positive cumulative effect adjustment to net income of adopting this statement was $7.7 million after tax. The adoption of this statement may add volatility to the reported results of operations.

        While the Company is exposed to credit risk in the event of non-performance by the counterparty, the likelihood of non-performance is considered low due to the high credit ratings of the counterparties. At September 30, 2001, all of the interest rate exchange agreements were with financial institutions with investment grade ratings of A or better by one or more of the major credit rating agencies.

        Debt derivative financial instruments with notional amounts of $1.7 billion at September 30, 2001 and $2.2 billion at December 31, 2000 were outstanding and designated as hedges of the Company’s liabilities. Of these debt derivatives, $1.2 billion at September 30, 2001 and $1.1 billion at December 31, 2000 qualified under FAS No. 133 for hedge accounting treatment

        The fair values of the Company’s debt derivatives at September 30, 2001 and December 31, 2000 were net benefits of $17.8 million and $43.7 million, respectively. At September 30, 2001 and December 31, 2000, these debt derivatives contained aggregate gross obligations of $8.2 million and $2.1 million, respectively, and aggregate gross benefits of $26.0 million and $45.8 million, respectively.

Recent Accounting Pronouncements

        Effective April 1, 2001, the Company adopted FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS No. 140”), that replaces, in its entirety, FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Although the statement has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in FAS No. 140. The adoption of FAS No. 140 did not have a material effect on the earnings or the financial position of the Company.

        In July 2001, the FASB issued Statement No. 141, Business Combinations (“FAS No. 141”), and Statement No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). These statements significantly change the accounting for business combinations, goodwill and intangible assets. FAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Additionally, FAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. This statement is effective for business combinations initiated after June 30, 2001.

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

        The Company will adopt FAS No. 142 as of January 1, 2002. Application of the amortization provisions of the statement relating to existing goodwill is expected to result in a reduction in expenses of approximately $15 million per year. During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what effect the outcomes of these tests will have on its financial position and the results of its operations.

        In September 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS No. 144”) that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of by significantly changing the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of Accounting Principles Board Opinion 30 Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), with regard to reporting the effects of a disposal of a segment or a component of a business and require expected future operating losses from discontinued operations to be reported in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. As a result of the issuance of FAS No. 144, the FASB expects that more dispositions will qualify for discontinued operations treatment in the income statement. The Company will adopt FAS No. 144 as of January 1, 2002. The company is currently assessing the impact that adopting this statement will have on its financial position and the results of its operations.

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

TRANSAMERICA FINANCE CORPORATION
(Registrant)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 8, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

Principal Financial Officer:

/s/ ROSARIO A. PERRELLI	Executive Vice President and Chief Financial Officer
(Rosario A. Perrelli)

Principal Accounting Officer:

/s/ THOMAS G. BASTIAN	Senior Vice President and Controller
(Thomas G. Bastian)

Date:   November 8, 2001