Form 10-K405
period 2001-12-31
TRANSAMERICA FINANCE CORP
filed 2002-03-11
CIK 99193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001	Commission file number 1-6798

TRANSAMERICA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-1077235

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

9399 West Higgins Road, Rosemont, Illinois	60018

(Address of principal executive offices)	(Zip Code)

        Registrant’s telephone number, including area code: (847) 685-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

7.10% Senior Quarterly Interest Bonds due 2028	New York Stock Exchange

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

Yes [X] No [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        All of the outstanding shares of the registrant’s capital stock are owned by Transamerica Corporation.

        Number of shares of common stock, $10 par value, outstanding as of the close of business on March 8, 2002: 1,464,285.

        The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

		Page
Part I:
Item 1	Business	1
Item 2	Properties	8
Item 3	Legal Proceedings	8
Item 4	Submission of Matters to a Vote of Security Holder	8

Part II:
Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	8
Item 6	Selected Financial Data	8
Item 7	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	8
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	8
Item 8	Financial Statements and Supplementary Data	8
Item 9	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	44
Part III:
Item 10	Directors and Executive Officers of the Registrant	44
Item 11	Executive Compensation	44
Item 12	Security Ownership of Certain Beneficial Owners and Management	44
Item 13	Certain Relationships and Related Transactions	44

Part IV:
Item 14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	45

PART I

ITEM 1. BUSINESS

The Company

        Transamerica Finance Corporation is a wholly owned subsidiary of Transamerica Corporation (“Transamerica”). Transamerica is a financial services organization that conducts business primarily through its subsidiaries in life insurance, commercial lending, intermodal leasing and real estate services. Transamerica Finance Corporation includes Transamerica’s commercial lending, intermodal leasing and real estate information services operations. Unless the context indicates otherwise, the terms “Company” and “Registrant” as used herein refer to Transamerica Finance Corporation and its subsidiaries.

        On July 21, 1999, Transamerica, which owns all of the Company’s outstanding stock, completed its merger with a subsidiary of AEGON N. V. (“AEGON”), a Netherlands based international insurance company. As a result, the Company is now an indirect subsidiary of AEGON.

        In 2000, the Company determined that certain of its businesses did not fit its long-term strategy. As a result of this determination, the Company reclassified certain assets of these businesses to assets held for sale. The Company also identified certain other loan and lease portfolios as liquidating and retained those portfolios in finance receivables. The assets reclassified to assets held for sale included $2.0 billion of net finance receivables from the insurance premium finance, retail finance, consumer mortgage, and small business administration loan businesses of the commercial lending operation and $850.0 million of tank container and domestic products equipment from the intermodal leasing operation. Since their reclassification, certain of these assets held for sale have been sold for net proceeds totaling $2.6 billion as of December 31, 2001. The net proceeds were used to pay down related debt and to return capital to Transamerica. At December 31, 2001, $282.0 million of the Company’s net finance receivables and equipment held for lease, net of a valuation allowance of $117.3 million, were classified in assets held for sale. At December 31, 2000, $1.2 billion of the Company’s net finance receivables and equipment held for lease, net of a valuation allowance of $125.1 million, were classified in assets held for sale. At December 31, 2001, $172.1 million of the Company’s finance receivables were identified as liquidating, compared to $640.7 million at December 31, 2000. The ultimate disposition of both the assets held for sale and the liquidating finance receivables will be based on maximizing shareholder value.

        The Company provides funding for its commercial lending, intermodal leasing and real estate information services operations. Funding is allocated among the operations based on expected returns, the potential for creating shareholder value and the capital needs of the operations. The Company’s principal assets are finance receivables (net of unearned finance charges and allowances) and equipment held for lease, which totaled a combined $8.7 billion at December 31, 2001 and $10.3 billion at December 31, 2000. The Company’s total notes and loans payable were $7.2 billion at December 31, 2001 and $9.4 billion at December 31, 2000. Variable rate term debt was $2.0 billion at December 31, 2001 compared to $2.7 billion at December 31, 2000. The ratio of debt to tangible equity was 6.5:1 at December 31, 2001 and December 31, 2000. Tangible equity, for the purpose of this calculation, is defined as total equity less goodwill plus minority interest.

        Effective July 24, 2000, AEGON agreed to provide the Company’s term debt requirements. Prior to this date, the Company offered publicly, from time to time, senior and subordinated debt securities. The Company issued public debt totaling $0.9 billion in 2000 and $3.1 billion in 1999. AEGON provided, through one of its affiliates, $1.1 billion in term debt to the Company in 2001 and $0.4 billion in 2000.

        Liquidity is a characteristic of the Company’s operations since a significant portion of its assets consists of short-term finance receivables. Principal cash collections of finance receivables totaled $26.8 billion in 2001, $27.6 billion in 2000 and $25.5 billion in 1999.

        See Note D of Notes to Consolidated Financial Statements and Management’s Narrative Analysis of Operating results, included in Item 8, for further discussions of the Company’s borrowing activities and liquidity.

Business Segment Information

        See Note L of Notes to Consolidated Financial Statements, included in Item 8, for business segment information.

        The Company’s business activities are described below.

Commercial Lending

        The commercial lending operation makes commercial loans through four businesses: distribution finance, business capital, equipment financial services and specialty finance. It has offices in the United States, Mexico, Canada, Europe, and Asia.

        The product offerings of the distribution finance business include inventory floorplan financing, accounts receivable servicing and financing, credit insurance brokerage, international financing and factoring of receivables. After an initial review of the borrower’s credit-worthiness, credit risk is managed on an on-going basis by way of various monitoring techniques, such as periodic physical inventory checks, monitoring of the borrower’s sales and quality of collateral and reviewing customer compliance with financial covenants. In inventory floorplan financing, repurchase agreements are generally maintained with manufacturers. These agreements provide a degree of security in the event of repossession.

        Business capital provides asset-based and structured finance loans to middle-market customers in manufacturing, retailing, distribution and selected service businesses. These revolving and term loans are collateralized by tangible assets and enterprise values. Retained credit lines typically range from $5 million to $50 million, with contract terms ranging from three to five years. Loans are limited to specific advance rates against the borrower’s eligible collateral. Credit risk on existing loans is managed by monitoring the quality of the collateral, the borrower’s financial performance, and compliance with financial covenants.

        Equipment financial services provides debt and lease financing to middle-market customers globally and to the domestic public sector, secured by essential use or revenue producing equipment. The primary industries served include manufacturing, container and diversified shipping, aviation, motor freight, public finance, construction, mining and railroad. Transactions are structured with average customer outstandings of approximately $5.0 million and terms ranging from three years to fifteen years. The underwriting philosophy is based on evaluating the borrower’s cash flow and liquidity along with the value and the importance of the underlying collateral. Credit risk is managed by monitoring the borrower’s payment and financial performance.

        Specialty finance provides financing to early stage life sciences and information technology companies, as well as commercial real estate bridge loans to developers and investors. Technology financing consists of senior term and revolving loans, and equipment loans and leases, to finance product development, manufacturing and other business activities. These loans and leases (to the extent construed as finance leases) are secured and are underwritten based on the strength and backing of the venture capital investors and also the viability of the customer’s technology, which is evaluated with the assistance of industry-specific advisors retained by the unit. Stock warrants are received in many of these transactions. Commercial real estate bridge loans are typically floating rate loans, secured by a first mortgage, used to fund the acquisition or refinancing of income producing properties. Loan to value ratios typically range from 75% to 85% with all property valuations supported by independent third party appraisals. Terms are generally three to five years.

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

        At December 31, 2001, $388.4 million of net finance receivables were classified in assets held for sale and $172.1 million of finance receivables were identified as liquidating. The ultimate disposition of both the assets held for sale and the liquidating finance receivables will be based on maximizing shareholder value.

        The commercial lending operation is exposed to interest rate risk to the extent that its interest-earning loans do not re-price as frequently, on the same basis or to the same extent as its interest-bearing liabilities. At December 31, 2001, $4.6 billion and $2.3 billion of its loans were variable rate and fixed rate, respectively, compared with $5.6 billion and $2.7 billion, respectively, at December 31, 2000. Variable rate loans are tied to variable rate indices, such as the prime rate, LIBOR or commercial paper. The commercial lending operation pursues funding strategies that attempt to reduce the sensitivity of its gross interest margin to interest rate fluctuations. These strategies take into consideration both the variability of interest rates and the maturity and re-pricing profile of its interest-earning loans and interest-bearing liabilities. Variable rate loans are funded with short-term borrowings, principally commercial paper, medium term variable rate borrowings and long-term fixed rate borrowings that have been swapped to variable rates. Fixed rate loans are funded with long-term fixed rate borrowings, with maturities ranging from two to twenty-six years.

        The commercial lending operation did not increase the facility levels for securitized receivables in 2001 or 2000. In 2001, the operation terminated its $360.0 million insurance premium finance securitization and, in 2000, terminated its $150.0 million retail finance revolving credit card securitization.

        The commercial lending industry is highly competitive. In addition to competition from other finance companies and commercial banks, there is competition from captive finance subsidiaries of manufacturing companies. The commercial lending operation competes by offering a variety of financing products and superior customer service, including prompt credit review and competitive pricing.

        The following table sets forth certain statistical information relating to the commercial lending operation’s finance receivables for the years indicated. For all periods, the presentation separates out the finance receivables of the businesses that do not fit the Company’s long-term strategy.

	Years Ended December 31,
	2001	2000	1999
	(Dollar amounts in millions)
Volume of finance receivables originated:
Distribution finance	$20,343.3	$21,348.1	$19,272.5
Business capital	3,605.0	3,168.8	2,919.4
Equipment financial services	988.0	1,720.1	1,717.2
Specialty finance	304.9	387.0	701.9

Subtotal	25,241.2	26,624.0	24,611.0
Other (1)	657.8	3,516.0	3,800.3

	$25,899.0	$30,140.0	$28,411.3

Finance receivables outstanding at end of year:
Distribution finance	$2,440.4	$2,913.3	$2,568.0
Business capital	1,439.1	1,432.4	1,274.6
Equipment financial services	3,044.1	3,478.7	2,738.0
Specialty finance	678.6	836.5	652.4

Subtotal	7,602.2	8,660.9	7,233.0
Other (2)(3)	172.1	640.7	2,201.6

	7,774.3	9,301.6	9,434.6
Less unearned finance charges	705.7	846.5	726.0

Net finance receivables—owned	7,068.6	8,455.1	8,708.6
Net finance receivables—securitized and serviced:
Distribution finance	2,291.2	2,416.3	2,443.4
Equipment financial services	350.0	350.0	350.0

Subtotal	2,641.2	2,766.3	2,793.4
Other (2)(4)	—	—	660.8

	2,641.2	2,766.3	3,454.2

Net finance receivables—owned and securitized	$9,709.8	$11,221.4	$12,162.8

Allowance for losses—owned and securitized (5)	$163.3	$186.6	$179.0
Ratio to net finance receivables outstanding:
Owned	1.94%	1.88%	1.66%
Owned and securitized	1.68%	1.66%	1.47%
Provision for credit losses charged to income	$139.0	$137.7	$87.4
Credit losses (net of recoveries) (6)(7)	$165.9	$80.9	$55.4
Ratio to average net finance receivables outstanding: (8)
Owned	2.15%	0.91%	0.77%
Owned and securitized	1.56%	0.68%	0.53%

(1)	Includes volume from finance receivables sold or held for sale at December 31, 2000 through the date such finance receivables were reclassified to assets held for sale.

(Footnotes continued on following page)

(Footnotes continued from preceding page)

(2)	For 2001 and 2000, finance receivables classified in assets held for sale are excluded from the presentation and finance receivables identified as liquidating are shown under “Other”. For 1999, “Other” includes finance receivables of businesses that, during 2001 and 2000, have been sold, liquidated, classified as assets held for sale, and/or identified as liquidating.

(3)	At December 31, 1999, finance receivables from businesses that in 2000 were identified as liquidating, were $671.8.

(4)	Includes, for 1999, securitized insurance premium net finance receivables of $359.4, consumer mortgage loans of $122.5, and small business administration loans of $28.9. 1999 also includes $150.0 of retail finance receivables. Securitized net finance receivables for 2001 and 2000 are excluded due to the reclassification of these receivables to assets held for sale.

(5)	Includes allowance for losses on the securitized and serviced portfolio of $26.5 in 2001, $27.7 in 2000 and $34.5 in 1999, which is classified in accounts payable and other liabilities.

(6)	The increases for 2001 and 2000 were primarily attributable to credit losses on technology and motor freight loans and leases.

(7)	Includes credit losses from finance receivables sold or held for sale at December 31, 2000 through the date such finance receivables were reclassified to assets held for sale.

(8)	Includes average net finance receivables from finance receivables sold or held for sale at December 31, 2000 through the date such finance receivables were reclassified to assets held for sale.

Intermodal Leasing

        The intermodal leasing operation provides service, rentals and term operating leases through a worldwide network of offices, third party depots, and other facilities. The operation also utilizes modern technology, including its TradexTM online internet capability, to enable marine container customers around the world to book on-hire and off-hire transactions. The operation’s customers include steamship lines, distribution companies, manufacturers, and transport companies. In 2001, the operation’s top five customers accounted for approximately 25% of its total revenues. Its main competitors are other transportation equipment leasing companies and financial institutions.

        The intermodal leasing operation offers a wide variety of equipment used in international and domestic commerce around the world. Its fleet consists of over 700,000 marine containers and over 20,000 European trailers. Lease terms range from one to ten years. At December 31, 2001, 54% of the leasing operation’s fleet was on term lease or service contract minimum lease. Marine containers are standard twenty and forty foot containers and come in specialized types, such as refrigerated, open top and flat rack equipment types, that allow goods to travel by road, rail or ship. European trailers are curtainsider, refrigerated, and box van over-the-road trailers.

Real Estate Information Services

        Real estate information services provides property tax monitoring, flood certification, and other real estate information services to its customers. The largest component of this operation is the tax monitoring business, which provides tax monitoring services to mortgage lenders nationwide. The operation’s primary source of tax service business is large multi-state mortgage lenders. In 2001, real estate information services’ top five customers accounted for approximately 49% of its billed revenues. See Note B in Notes to Consolidated Financial Statements for a further discussion of the Company’s real estate service revenue recognition policy.

        The operation is one of the largest providers of tax monitoring services in the United States. The tax service industry consists of nationwide, regional, and local competitors. On behalf of mortgage lenders, the tax monitoring service monitors and oversees the payment of property taxes to taxing authorities on the real estate securing their loans, generally for the life of such loans, and provides payment confirmations to the lenders. In general, providers of tax monitoring services, such as the Company’s tax monitoring service, indemnify mortgage lenders against losses resulting from a failure to monitor delinquent taxes in accordance with applicable contractual terms. The fee that is charged to service each mortgage loan varies by the geographic dispersion of the lender’s mortgage portfolio and the type of service provided.

        The real estate information services operation also provides flood certification services. This business furnishes flood zone determination reports to mortgage lenders. These reports provide information reflecting whether or not property securing a loan is in a governmentally delineated special flood hazard area. Mortgage lenders are generally required to obtain a determination of a property’s current flood zone status at the time each loan is originated and to obtain updates during the life of the loan.

Regulation

        The Company’s operations are subject to a variety of state, federal and foreign laws and regulations.

Employees

        The Company employed approximately 4,700 persons at December 31, 2001.

Return on Assets and Equity

        Certain information regarding the Company’s consolidated return on assets and equity, and certain other ratios, are set forth below:

	Years Ended December 31,
	2001	2000	1999
Return on assets (1)	0.8%	0.2%	1.6%
Return on equity (2)	6.4%	1.1%	11.2%
Return on tangible equity (3)	9.3%	2.6%	16.3%
Equity to assets ratio (4)	13.2%	13.4%	14.0%

(1)	Income before cumulative effect of accounting change divided by total average assets (2 point method).
(2)	Income before cumulative effect of accounting change divided by total average equity (2 point method).
(3)	Income before cumulative effect of accounting change and the amortization of goodwill divided by tangible average equity (2 point method) (tangible equity is defined as total equity less goodwill).
(4)	Total average equity divided by total average assets (2 point method).

Consolidated Ratios of Earnings to Fixed Charges

        The following sets forth the consolidated ratios of earnings to fixed charges:

Years Ended December 31,
2001	2000	1999	1998	1997

1.21	1.08	1.65	1.75	1.61

        The ratios were computed by dividing net income before income taxes, the cumulative effect of accounting change, and fixed charges, by fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor. Net income for 1997 excludes net income from the consumer lending operation of $161.8 million, which was accounted for as a discontinued operation.

ITEM 2. PROPERTIES

        The Company owns no real properties materially important to it.

ITEM 3. LEGAL PROCEEDINGS

        Various pending or threatened legal or regulatory proceedings by or against the Company or one or more of its subsidiaries involve alleged breaches of contract, torts, employment discrimination, violations of antitrust and other laws and miscellaneous other causes of action arising in the course of their businesses.

        Based upon information presently available, and in light of legal and other defenses and insurance coverage available to the Company and its subsidiaries, contingent liabilities arising from threatened and pending litigation and other matters are not expected to have a material effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Omitted in accordance with General Instruction I.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Not applicable. All of the outstanding shares of the Registrant’s capital stock are owned by Transamerica, which is a direct subsidiary of AEGON.

ITEM 6. SELECTED FINANCIAL DATA

        Omitted in accordance with General Instruction I.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Omitted in accordance with General Instruction I. See Management’s Narrative Analysis of Results of Operations following the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The response to this item is set forth in Market Risk and Interest Rate Risk in Management’s Narrative Analysis of Results of Operations following the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholder and Board of Directors
Transamerica Finance Corporation

        We have audited the accompanying consolidated balance sheets of Transamerica Finance Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and stockholder’s equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerica Finance Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note B to the financial statements, in 2001 the Company changed its method of accounting for derivatives.

/S/ Ernst & Young LLP

Chicago, Illinois
February 1, 2002

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions)

	December 31,
	2001	2000
ASSETS

Cash and cash equivalents	$56.2	$47.6

Finance receivables	7,774.3	9,301.6
Less unearned finance charges	705.7	846.5

Net finance receivables	7,068.6	8,455.1
Less allowance for losses	136.8	158.9

	6,931.8	8,296.2
Property and equipment—net of accumulated depreciation of $1,305.7 in
2001 and $1,205.1 in 2000:
Land, buildings and equipment	68.4	79.5
Equipment held for lease	1,784.1	2,023.1
Investments (cost of $68.3 in 2001 and $72.3 in 2000)	78.3	103.2
Goodwill, net of accumulated amortization of $201.4 in 2001 and $186.5 in 2000	305.5	321.9
Assets held for sale (net of a valuation allowance of $117.3 in 2001 and $125.1
in 2000)	282.0	1,151.5
Advances due from affiliates	46.2	225.6
Other assets	579.0	639.2

	$10,131.5	$12,887.8

LIABILITIES AND STOCKHOLDER'S EQUITY

Debt:
Unsubordinated	$5,488.6	$8,984.1
Subordinated	60.5	62.5
Due to AEGON affiliates	1,620.9	400.0

Total debt	7,170.0	9,446.6
Deferred real estate service revenues	308.0	307.6
Accounts payable and other liabilities	921.6	1,039.6
Income taxes payable, of which $368.7 in 2001 and $377.2 in 2000 are
deferred	387.8	399.6
Stockholder's equity:
Preferred stock—authorized, 250,000 shares without par value; none issued	—	—
Common stock—authorized, 2,500,000 shares of $10 par value;
Issued and outstanding, 1,464,285 shares	14.6	14.6
Additional paid-in capital	1,294.0	1,679.7
Retained earnings	80.1	0.4
Accumulated other comprehensive loss	(44.6)	(0.3)

Total stockholder’s equity	1,344.1	1,694.4

	$10,131.5	$12,887.8

See notes to consolidated financial statements.

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in millions)

	Years Ended December 31,
	2001	2000	1999
REVENUES

Finance charges	$823.2	$1,047.4	$883.8
Leasing revenues	438.0	631.0	697.2
Real estate service revenues	227.4	240.4	287.2
Other revenues	239.3	257.7	176.8

Total revenues	1,727.9	2,176.5	2,045.0

EXPENSES

Interest and debt expense	443.6	604.0	456.2
Depreciation on equipment held for lease	220.2	283.3	298.9
Salaries and other operating expenses	826.5	868.1	889.3
Provision for losses on receivables	139.0	137.7	87.4
Provision for expected losses on disposal of
assets of business units	--	231.6	--

Total expenses	1,629.3	2,124.7	1,731.8

Income before income taxes and cumulative effect
of accounting change	98.6	51.8	313.2
Income tax expense	1.6	32.2	122.0

Income before cumulative effect of accounting
change	97.0	19.6	191.2

Cumulative effect of accounting change (net of
income taxes of $4.1)	7.7	--	--

Net income	$104.7	$19.6	$191.2

See notes to consolidated financial statements

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in millions)

	Years Ended December 31,
	2001	2000	1999
OPERATING ACTIVITIES

Net income	$104.7	$19.6	$191.2
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization of goodwill	256.6	328.1	341.3
Provision for losses on receivables	139.0	137.7	87.4
Provision for expected losses on disposal of assets of
business units	--	231.6	--
Change in accounts payable and other liabilities	(118.0)	(116.6)	50.9
Change in income taxes payable	(11.8)	15.1	96.1
Other	101.9	36.1	(49.9)

Net cash provided by operating activities	472.4	651.6	717.0

INVESTING ACTIVITIES

Finance receivables originated	(25,477.4)	(29,505.3)	(27,799.4)
Finance receivables collected and sold	26,770.5	27,571.2	25,463.8
Purchases of property and equipment	(135.7)	(309.0)	(444.0)
Sales of property and equipment	111.5	119.7	65.4
Proceeds from sale of certain assets held for sale	887.7	1,732.8	200.0
Other	(110.4)	42.3	42.8

Net cash provided by (used in) investing activities	2,046.2	(348.3)	(2,471.4)

FINANCING ACTIVITIES

Proceeds from non-affiliate debt financing	6,086.9	5,922.4	7,336.7
Repayments of debt	(9,672.7)	(6,402.2)	(5,614.4)
Proceeds from debt financing with AEGON affiliates	1,220.9	400.0	--
Capital contributions from parent company	104.3	297.0	210.0
Cash dividends paid	(25.0)	(56.5)	(205.3)
Return of capital	(224.4)	(440.2)	--

Net cash provided by (used in) financing activities	(2,510.0)	(279.5)	1,727.0

Increase (decrease) in cash and cash equivalents	8.6	23.8	(27.4)
Cash and cash equivalents at beginning of year	47.6	23.8	51.2

Cash and cash equivalents at end of year	$56.2	$47.6	$23.8

See notes to consolidated financial statements

TRANSAMERICA FINANCE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Dollar amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 1998	$14.6	$1,539.9	$51.4		$(5.6)	$1,600.3
Comprehensive income
Net income			191.2	$191.2
Other comprehensive income				13.1	13.1

Comprehensive income				$204.3

Capital contributions from parent
company		210.0
Dividends declared and paid			(205.3)

Balance at December 31, 1999	14.6	1,749.9	37.3		7.5	1,809.3

Comprehensive income
Net income			19.6	$19.6
Other comprehensive income				(7.8)	(7.8)

Comprehensive income				$11.8

Capital contributions from parent
company		370.0
Dividends declared and paid			(56.5)
Return of capital		(440.2)

Balance at December 31, 2000	14.6	1,679.7	0.4		(0.3)	1,694.4

Comprehensive income
Net income			104.7	$104.7
Other comprehensive income				(44.3)	(44.3)

Comprehensive income				$60.4

Capital contributions from parent
company		31.3
Dividends declared and paid			(25.0)
Return of capital		(417.0)

Balance At December 31, 2001	$14.6	$1,294.0	$80.1		$(44.6)	$1,344.1

See notes to consolidated financial statements

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Organization

        Transamerica Finance Corporation (“the Company”), through its subsidiaries, is engaged principally in commercial lending, intermodal leasing and real estate information services operations. The Company is a wholly owned subsidiary of Transamerica Corporation (“Transamerica”). The United States is the primary market for the services offered by the commercial lending and real estate information services operations, while the intermodal leasing operation’s market is worldwide.

        On July 21, 1999, Transamerica, which owns all of the Company’s outstanding stock, completed its merger with a subsidiary of AEGON N. V., a Netherlands based international insurance company. As a result, the Company is now an indirect subsidiary of AEGON N. V.

        Business Realignment: In 2000, the Company determined that certain of its businesses did not fit its long-term strategy. As a result of this determination, the Company reclassified certain assets of these businesses to assets held for sale. The Company also identified certain other loan and lease portfolios as liquidating, and retained those portfolios in finance receivables. The reclassified assets included $2.0 billion of net finance receivables from the insurance premium finance, retail finance, consumer mortgage, and small business administration loan businesses of the commercial lending operation and $850.0 million of tank container and domestic products equipment from the intermodal leasing operation. A $231.6 million ($159.2 million after tax) provision for expected losses on the disposal of the businesses reclassified to assets held for sale was taken during 2000. The charge was primarily for the write-off of related goodwill, intangibles, and for the reduction of the carrying value of the reclassified net finance receivables to their estimated realizable value.

        Since their reclassification, certain of the assets held for sale have been sold for net proceeds totaling $2.6 billion, as of December 31, 2001. The net proceeds were used to pay down related debt and to return capital to Transamerica. At December 31, 2001, approximately $282.0 million of the Company’s net finance receivables and equipment held for lease, net of a valuation allowance of $117.3 million, were classified in assets held for sale. At December 31, 2000, $1.2 billion of the Company’s net finance receivables and equipment held for lease, net of a valuation allowance of $125.1 million, were classified in assets held for sale. At December 31, 2001, $172.1 million of the Company’s finance receivables were identified as liquidating, compared to $640.7 million at December 31, 2000. The ultimate disposition of both the assets held for sale and the liquidating finance receivables will be based on maximizing shareholder value.

Note B--Significant Accounting Policies

        Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, primarily comprised of its commercial lending, intermodal leasing and real estate information services operations. Investments in certain 20 to 50 percent-owned companies and joint ventures are accounted for under the equity method and classified as other assets, with pre-tax operating results included with other revenues. Certain investments in 50 percent-owned joint ventures are consolidated because the Company does have effective or voting control of these legal entities. Certain amounts reported in the consolidated financial statements are based on management estimates prepared in conformity with accounting principles generally accepted in the United States of America. Actual amounts may ultimately differ from those estimates.

        Cash and Cash Equivalents: Cash and cash equivalents include money market funds and marketable securities with original maturities of three months or less.

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

        Depreciation and Amortization: Property and equipment, including equipment held for lease, are stated on the basis of cost and are depreciated by use of the straight-line method over their estimated useful lives. Other intangible assets, principally renewal, referral and other rights incident to businesses acquired, are amortized over their estimated future benefit periods ranging from 5 to 25 years. Goodwill is amortized using the straight-line method over periods up to 40 years. Goodwill and acquired intangible assets are reviewed for impairment whenever events indicate that the carrying amounts may not be recoverable using undiscounted cash flows. Impairment charges, when required, are calculated using discounted cash flows and recorded as a charge to operations.

        Investments: Investments in fixed maturities are generally held to maturity and carried at amortized cost. Equity securities and exercisable stock warrants are carried at fair value based on quoted market prices. Changes to the carrying amount of equity securities are included in a separate component of stockholder’s equity. Realized gains and losses on investment transactions are generally determined on a specific identification basis and reflected in earnings on the trade date. Prior to January 1, 2001, changes to the carrying amount of exercisable stock warrants were included in a separate component of stockholder’s equity. Effective upon the adoption of the Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, changes in the carrying amount of stock warrants are included in income.

        Foreign Currency Translation: The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to Canadian and European operations. The accounts of these subsidiaries have been converted at rates of exchange in effect at year-end as to balance sheet accounts and at average rates for the year as to income statement accounts. The effects of changes in exchange rates in translating foreign subsidiaries’ financial statements are accumulated in a separate component of stockholder’s equity.

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

        Finance Charges: Finance charges, including loan origination fees, offset by direct loan origination costs, are generally recognized on an effective yield method. Accrual of finance charges is suspended on accounts that contractually become past due in excess of 90 days or at the discretion of management. Accrual of finance charges on accounts in non-accrual status is resumed only when the accounts have been paid up to contractually current status or as conditions warrant. Charges collected in advance, including renewal charges, on distribution finance receivables are taken into income on a straight-line basis over the periods to which the charges relate. At December 31, 2001 and 2000, finance receivables for which the accrual of finance charges was suspended amounted to $238.2 million and $193.9 million, respectively.

        Leasing Revenues: Leasing revenues are earned on rentals and operating leases. Rental revenues are recognized in the period billed. Operating lease revenue is recognized on a straight-line basis over the lease term.

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

        Real Estate Service Revenues: Real estate service revenues include property tax monitoring and flood certification service fees. In accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, life of loan service fees are deferred and recognized in income over the expected service period. The Company periodically reviews its revenue recognition method to determine if the contract lives and/or prepayment speeds used have changed. Accordingly, the Company may adjust the deferral period to reflect current trends. Real estate service revenues also include other service revenues earned by the real estate information services operation. These revenues are generally recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

        Other Revenues: Other revenues include gains and losses on: the sales of stock received from the exercise of stock warrants, assets held for sale, equipment held for lease, securitization of finance receivables and repossessed assets. Other revenues also include finance charges from the continuing operations of businesses reclassified to assets held for sale, commitment, letter of credit and syndication fees, gross sales margin from a subsidiary of the commercial lending operation, which is a retailer of consumer products, and gross sales margin from the intermodal leasing operation’s container resale business. Gross sales and margin for these businesses for 2001, 2000, and 1999 were (in millions) $521.3 and $25.4, $533.5 and $24.9, and $418.3 and $17.3, respectively.

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

        Income Taxes: Taxable results of each of the Company’s operations are included in the consolidated federal and certain state income tax returns filed by Transamerica, which by the terms of a tax sharing agreement generally requires the Company to accrue and settle income tax obligations as if the individual operations filed separate returns with the applicable taxing authorities. Under the tax sharing agreement, Transamerica provides an unlimited carryforward period for the utilization of federal net operating losses and foreign tax credits. At December 31, 2001 and 2000, the Company’s tax receivable balance from Transamerica, included in the balance sheet in income taxes payable, was a net deferred tax asset of $243.3 million and $203.6 million, respectively. The Company provides deferred taxes based on enacted tax rates in effect on the dates temporary differences between the book and tax bases of assets and liabilities are expected to reverse. The earnings associated with the Company’s investment in its foreign subsidiaries are considered to be permanently invested. Therefore, no provisions for U.S. federal and state income taxes on those earnings or translation adjustments have been provided.

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

        Derivatives: As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, and its amending Statements 137 and 138, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133 and Accounting for Derivative Instruments and Certain Hedging Activities, issued in June 1999 and June 2000, respectively (collectively referred to as “FAS No. 133”). As a result of the adoption of FAS No. 133, the Company recognizes all derivative financial instruments, such as interest rate and foreign currency forward exchange agreements, in the consolidated financial statements at fair value regardless of the Company’s purpose or intent for holding the instrument. For interest rate exchange agreements, the net amounts paid or received and net amounts accrued were included in interest expense. Changes in the fair value of derivative financial instruments are periodically recognized in interest expense or in stockholder’s equity as a component of other comprehensive income. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in the fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in the fair value of derivatives used as hedges of a net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair values of derivatives that do not qualify as hedges are reported in income. Cash flow from derivative instruments that are accounted for as fair value or cash flow hedges under FAS No. 133 are classified in the statement of cash flows in the same category as the items being hedged.

        Upon the adoption of FAS No. 133, the Company identified the following categories of derivatives: fair value and cash flow hedges qualifying for "short cut method" and trading derivatives. Most of the derivatives that were classified as trading derivatives have hedging relationships that are similar to fair value type hedges, but did not qualify under FAS No. 133 for hedge accounting treatment. Following the adoption, the transition adjustment to record the derivatives at fair value was recorded as the cumulative effect of an accounting change adjustment in net income. Concurrently, to the extent the hedged items’ carrying amounts were different from their fair value, an adjustment to the carrying amount of the hedged items was also required (not to exceed the fair value of each hedged item or the transition adjustment related to each derivative). These adjustments to the carrying amounts were also recognized as the cumulative effect of an accounting change adjustment in net income and partially offset the transition adjustment. The adoption of FAS No. 133, resulted in the cumulative effect of an accounting change of $7.7 million, net of applicable income tax expense of $4.1 million, which was recognized as income in the consolidated statement of net income for the year ended December 31, 2001.

        Prior to January 1, 2001, the Company also used interest rate and foreign currency forward exchange agreements for hedging purposes. For interest rate exchange agreements, the net amounts paid or received and net amounts accrued were included in interest expense. Unrealized gains or losses on interest rate exchange agreements were not recognized in income. Gains or losses on any effective agreements terminated early were deferred and are amortized into income over the remaining average life of the terminated agreements. Gains or losses on any ineffective agreements that were terminated were recorded in the income statement. For foreign currency forward exchange agreements hedging firm commitments, the effects of movements in currency exchange rates on those commitments were recognized when the related operating revenue was recognized. The discounts or premiums on the agreements were amortized to income over the lives of the agreements using the straight-line method. Realized gains and losses were included in other assets and liabilities and recognized in income when the future transaction occurred or at the time the transaction was no longer expected to occur.

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

        Securitizations: The Company has entered into arrangements under which it securitizes and sells finance receivables and has retained the servicing rights to these receivables. The Company’s retained interests are recorded on the balance sheet as interest-only strips, investments in asset-backed securities and restricted cash. Gains and losses on the sale of the finance receivables represent the difference between the book value of the assets sold and the fair value of the residual interest retained, at the date of transfer. Under these securitization arrangements, the Company generally receives annual servicing fees and the rights to future cash flows arising after investors in the securitization trusts have received their specified return. Under arrangements in which the Company services the finance receivables and there is no specified servicing fee, a servicing liability is established to reflect the fair value of the cost to service the portfolio. At December 31, 2001, the servicing liability totaled $9.2 million and was included in accounts payable and other liabilities.

        Impact of Recently Issued Accounting Standards: In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). This statement significantly changes the accounting for goodwill and intangible assets. Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of FAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets already existing on that date, companies are required to adopt FAS No. 142 in their first fiscal year beginning after December 15, 2001.

        The Company will adopt FAS No. 142 as of January 1, 2002. Application of the amortization provisions of the statement relating to existing goodwill is expected to result in a reduction in expenses of approximately $15 million in 2002. During 2002, the Company will perform the required fair value impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not determined what effect the outcomes of these tests will have on its financial position and the results of its operations.

        In September 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS No. 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, by significantly changing the criteria that will have to be met to classify an asset as held for sale. The new rules also supersede the provisions of Accounting Principles Board Opinion 30, Reporting the Results of Operations –Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), with regard to reporting the effects of a disposal of a segment or a component of a business and require expected future operating losses from discontinued operations to be reported in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. As a result of the issuance of FAS No. 144, the FASB expects that more dispositions will qualify for discontinued operations treatment in the income statement. The Company will adopt FAS No. 144 as of January 1, 2002. The Company is currently assessing the impact that the adoption of this statement will have on its financial position and the results of its operations.

        Reclassification: Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 classifications.

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note C--Finance Receivables

        Contractual maturities of finance receivables outstanding, at December 31, 2001 were:

	Total	%
2002	$3,761.5	48.4%
2003	1,062.8	13.7%
2004	982.5	12.6%
2005	618.3	8.0%
2006	445.0	5.7%
Thereafter	904.2	11.6%

	$7,774.3	100.0%

Securitizations of Finance Receivables

        The Company has entered into arrangements under which it securitizes and sells distribution finance floorplan, equipment financial services loan and lease, retail finance, and insurance premium finance receivables, as well as consumer mortgage and the unguaranteed portion of its small business administration loans. In 2001, the Company terminated its $360.0 million insurance premium finance securitization and, in 2000, terminated its $150.0 million retail finance revolving credit card securitization. In connection with its loan and lease securitizations, the Company has retained interest-only strips and subordinated certificates representing interests in the trusts that are subordinate to the investors’ interests.

        The distribution finance floorplan, equipment financial services loan and lease, and insurance premium finance receivables are revolving in nature. As securitized finance receivables from these businesses are paid off, newly originated eligible finance receivables are added to the pool up to the maximum amount available under the facility. Eligible pools of finance receivables and the facility itself vary due to seasonal fluctuations of distribution finance floorplan receivables. Loans and interest-only strip amounts decrease during off-peak seasons. Alternatively, peak seasons result in increases to securitized amounts and increased residual assets. Effective terms of the distribution finance floorplan and insurance premium finance receivables are short-term in nature, averaging 3 and 9 months, respectively, and equipment financial services loan and lease receivables have average original terms of approximately 53 months. Consumer mortgage loans have a maximum term of 30 years but represent only 2% of securitized amounts. Proceeds from collections of finance receivables reinvested in revolving securitizations for the year ended December 31, 2001 were approximately $10.2 billion.

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

        Retained interests are recorded at their fair value based on the present value of expected future cash flows using management’s best estimates of key assumptions, such as discount rates, prepayment levels, average terms, yield spreads, and credit losses. At December 31, 2001, retained interests in the form of interest-only strips and subordinated investor certificates totaled $41.7 million, of which $36.0 million is included in other assets and $5.7 million is included in investments. The value of interest-only strips on the revolving securitization arrangements, which account for approximately 97% of the securitized finance receivables, is the discounted spread between the portfolio yields and the investor specific rate of return after the deduction of credit losses. Prepayment levels, average terms, discount rates and credit losses are the key factors in the computation of retained interests relating to the equipment financial services loan and lease receivables. Yield spreads and average terms are the key factors in the computation related to distribution finance floorplan receivables due to the short-term variable rate nature of that portfolio. For distribution finance floorplan receivables, the impact of a 10% and 20% adverse change to the yield spread assumption would reduce the fair value of the interest-only strips by $3.2 million and $6.4 million, respectively. A 10% and 20% adverse change in the average term assumptions would reduce its fair value by $3.3 million and $6.6 million, respectively, and would also reduce the servicing liability by $0.9 million and $1.8 million, respectively. For equipment financial services loan and lease receivables, a 10% and 20% adverse impact on the credit loss assumption would reduce the fair value of the interest-only strips by $1.5 million and $2.9 million, respectively. A 10% and 20% adverse impact in the prepayment level or the discount rate assumptions would reduce the fair value of the interest-only strips by $0.1 million and $0.2 million under each assumption. These sensitivities are hypothetical and should not be considered to be predictive of future performance.

        The following schedule details the securitized finance receivables at December 31:

	2001	2000

Distribution finance floorplan	$2,291.2	$2,416.3
Equipment financial services loan
and lease	350.0	350.0

Subtotal	2,641.2	2,766.3
Insurance premium finance	--	360.0
Consumer mortgage loans	59.3	90.4
Small business administration loans	16.5	22.6

	$2,717.0	$3,239.3

Concentration of Risk

        The Company engages in the extension of credit to a wide range of business enterprises in various industries. The majority of these loans are secured by the assets being financed. The risk associated with these credit extensions is subject to economic, competitive and other influences. The Company has geographically dispersed net finance receivables in which approximately 11% of the borrowers are located in California at December 31, 2001. There are no other individual states with more than a 5% concentration. The finance receivables portfolio included eleven customers with individual balances in excess of $40 million at December 31, 2001. These accounts in total represented 10.3% of net finance receivables outstanding at December 31, 2001.

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note D--Notes and Loans Payable

	December 31,
	2001	2000
Short-term debt:
Commercial paper	$2,614.3	$3,844.3
Bank loans	98.3	108.4
Demand loan due AEGON affiliate	92.1	—
Current portion of long-term debt:
Unsubordinated	2,027.4	2,408.7
Subordinated	7.0	2.0

Total short-term debt	4,839.1	6,363.4
Long-term debt:
2.08% to 11% notes and debentures, maturing through 2028	2,504.0	4,803.9
Zero to 6.50% notes and debentures due 2007 to 2012 issued at a discount to yield 13.8% to 14.77%, maturity value of $582.8
million	247.3	227.5
6.49% to 7.94% subordinated notes and debentures maturing through
2003	60.5	62.5
2.22% to 7.13% intercompany notes with AEGON affiliate maturing
through 2006	1,528.8	400.0

	4,340.6	5,493.9
Less amounts due in less than one year	2,034.4	2,410.7

Total long-term debt	2,306.2	3,083.2
Fair value of debt derivatives	24.7	—

Total debt	$7,170.0	$9,446.6

        The weighted average interest rate on short-term borrowings at December 31, 2001 and 2000 was 4.73% and 6.5%, respectively.

        Long-term debt outstanding at December 31, 2001 matures as follows:

	Unsubordinated	Subordinated	AEGON Affiliate	Total	Average Interest Rate (Swap Adjusted)
2002	$1,677.4	$7.0	$350.0	$2,034.4	5.10%
2003	290.4	53.5	266.2	610.1	4.42%
2004	398.8	—	617.6	1,016.4	4.54%
2005	49.3	—	215.0	264.3	4.25%
2006	15.3	—	80.0	95.3	2.99%
Thereafter (1)	320.1	—	—	320.1	11.41%

	$2,751.3	$60.5	$1,528.8	$4,340.6	5.24%

(1)	Includes the accreted values at December 31, 2001 on original issue discount debt and not the amount due at maturity.

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

        Short-term borrowings are primarily in the form of commercial paper notes issued by the Company. Such commercial paper is continuously offered, with maturities not exceeding 270 days in the U.S. and 365 days in Canada. The cost of short-term borrowings is directly related to prevailing rates of interest for similarly rated companies in the money market; such rates are subject to fluctuation.

        The Company’s short-term borrowings are supported by non-cancelable credit agreements with various banks. One credit agreement provides the Company with the ability to borrow up to $3.5 billion with interest at variable rates, and expires in June of 2002. The Company also has a $1.0 billion credit agreement, which expires in April of 2002. There were no borrowings outstanding under the credit lines at December 31, 2001. The credit agreements require the Company to pay an annual fee on the amounts committed. The Company’s commercial paper notes and credit agreements are guaranteed by AEGON.

	Years Ended December 31,
	2001	2000	1999
Weighted average annual interest rate during year:
Short-term borrowings	4.73%	6.40%	5.34%
Long-term borrowings (swap adjusted)	6.20%	6.78%	6.36%
Total borrowings (swap adjusted)	5.63%	6.64%	6.05%

        Interest payments, including net amounts exchanged from interest rate exchange agreements, totaled $440 million in 2001, $609 million in 2000 and $427 million in 1999.

Derivatives

        The Company uses derivative financial instruments to hedge some of its interest rate and foreign currency exchange rate risk. The Company uses interest rate exchange agreements to hedge the interest rate risk of its outstanding indebtedness. The interest rate exchange agreements are intended to help the Company more closely match the cash flow received from its assets to the payments on its liabilities, and generally provide that one party pays interest at a floating rate in relation to movements in an underlying index while the other party pays interest at a fixed rate. The Company uses foreign currency forward exchange agreements primarily to hedge the risks associated with the funding of certain of its foreign operations. Under these agreements, the Company agrees to sell to other contracting parties a specified amount of foreign currency for a specified amount of dollars at a future date. Derivatives are used only for the purpose of hedging such risks, not for speculation.

        Debt derivative financial instruments with notional amounts of $1.7 billion at December 31, 2001 and $2.4 billion at December 31, 2000 were outstanding. Of these derivatives, $1.3 billion at December 31, 2001 and December 31, 2000 qualified under FAS No. 133 for hedge accounting treatment. The hedging relationships of the Company’s fair value and cash flow hedges qualify under FAS No. 133 for the "short cut method" and therefore no ineffective cash flow gains or losses were recognized. During 2001, the Company had a $1.7 million loss, included in interest expense, related to interest rate exchange agreements that did not qualify for hedge accounting treatment under FAS No. 133. Also during 2001, the Company de-designated a previous hedge on an unrecognized commitment when the nature of the commitment changed, resulting in a gain of $3.8 million that was recorded in other revenue.

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	2001			2000
	Notional Amount	Weighted Average Pay Interest Rate	Weighted Average Receive Interest Rate	Notional Amount	Weighted Average Pay Interest Rate	Weighted Average Receive Interest Rate
Interest rate exchange agreements —
The Company pays:
Floating rate interest expense and receives
fixed rate interest income	$975.0	2.5%	6.9%	$1,570.1	6.8%	6.8%
Fixed rate interest expense and receives
floating rate interest income	80.5	5.9%	2.1%	230.4	5.7%	7.0%
Floating rate interest expense based on one
index and receives floating rate interest
income based on another index	—	—	—	100.0	7.1%	7.0%
Other derivative agreements	400.0	—	—	250.0	6.8%	7.3%
Foreign currency forward exchange agreements	225.0			228.6

	$1,680.5			$2,379.1

        While the Company is exposed to credit risk in the event of non-performance by the counterparty, the likelihood of non-performance is considered low due to the high credit ratings of the counterparties. At December 31, 2001, all of the interest rate and foreign currency forward exchange agreements were with financial institutions with investment grade ratings of A or better by one or more of the major credit rating agencies. At December 31, 2001 and 2000, foreign currency forward exchange agreements in the amount of $221.8 million and $174.8 million, respectively, were with AEGON.

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note E--Allowance for Losses

        Changes in the allowance for losses on net finance receivables and assets held for sale were as follows:

	Finance Receivables	Assets Held for Sale
Balance at December 31, 1998	$ 124.1	$ 0.6
Provision charged to expense	87.4	—
Credit losses	(62.7)	—
Recoveries	7.3	—
Other	(11.6)	1.1

Balance at December 31, 1999	144.5	1.7
Provision charged to expense	137.7	117.9
Credit losses	(87.1)	(9.6)
Recoveries	6.3	—
Transfers to assets held for sale	(34.0)	34.0
Losses realized on sales of assets	—	(17.6)
Other	(8.5)	(1.3)

Balance at December 31, 2000	158.9	125.1
Provision charged to expense	139.0	36.7
Credit losses	(174.3)	(40.6)
Recoveries	8.4	—
Transfers to/from assets held for sale	5.2	(1.1)
Losses realized on sales of assets	—	(3.9)
Other	(0.4)	1.1

Balance at December 31, 2001	$ 136.8	$ 117.3

Note F--Dividend and Other Restrictions

        Under certain circumstances, the provisions of loan agreements and statutory requirements place limitations on the amount of funds that can be remitted by the Company to its parent company. Many loan agreements specify a minimum level of capital that must be maintained. At December 31, 2001, the Company’s capital level exceeded the minimum requirements by $292.3 million.

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note G--Fair Value of Financial Instruments

Finance Receivables

        The carrying amounts and estimated fair values of the finance receivable portfolio at December 31, 2001 and 2000 were as follows:

	2001		2000
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Fixed rate receivables	$2,305.2	$2,359.0	$2,720.4	$2,701.0
Variable rate receivables	4,626.6	4,626.6	5,575.8	5,575.8

	$6,931.8	$6,985.6	$8,296.2	$8,276.8

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

Notes and Loans Payable

        At December 31, 2001 and 2000, the estimated fair value of the Company’s debt, using rates currently available for debt with similar terms and maturities, was $7.4 billion and $9.6 billion, respectively.

Derivatives

        The net present value of the interest rate and foreign currency forward exchange agreements offset changes in the fair value of the hedged indebtedness, which is carried at amortized cost. The fair values of interest rate and foreign currency forward exchange agreements are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates as well as the current creditworthiness and credit ratings of the exchange agreement counterparties. The fair value of the liability hedges at December 31, 2001 were gross obligations to counterparties of $11.9 million and gross benefits of $17.3 million, resulting in a net benefit of $5.4 million. In accordance with FAS No. 133, at December 31, 2001, these gross benefits and obligations were recorded in the balance sheet and classified in other assets and accounts payable and other liabilities, respectively. The fair value of the liability hedges at December 31, 2000 were gross obligations to counterparties of $1.1 million and gross benefits of $31.7 million, resulting in a net benefit of $30.6 million. All derivative contracts were valued using third party quotes.

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note H--Income Taxes

        Provision (benefit) for income taxes comprised:

	Years Ended December 31,
	2001	2000	1999

Current taxes:
Federal	$(37.3)	$11.8	$9.5
State	3.1	7.6	7.7
Foreign	0.0	5.6	7.1

	(34.2)	25.0	24.3
Deferred taxes:
Federal	72.8	6.9	86.6
State	(37.0)	5.7	5.3
Foreign	0.0	(5.4)	5.8

	35.8	7.2	97.7

	$1.6	$32.2	$122.0

        The difference between federal income taxes computed at the statutory rate and the provision for income taxes was:

	Years Ended December 31,
	2001	2000	1999
Federal income taxes at statutory rate	$34.5	$18.1	$109.7
State income taxes, net of federal income tax benefit	4.3	8.6	8.4
Reversal of state tax liabilities, net of federal income
tax expense	(26.4)	—	—
Book and tax basis difference of assets acquired	5.6	13.8	5.6
Tax benefit realized in refinancing certain equipment	—	(9.5)	—
Tax exempt interest	(5.7)	(5.1)	(0.9)
Reversal of foreign entity tax liabilities	(4.6)	—	—
Other	(6.1)	6.3	(0.8)

	$1.6	$32.2	$122.0

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities comprised the following at December 31:

	2001	2000
Deferred tax assets:
Allowance for losses	$104.1	$102.2
Net operating loss and foreign tax credit carry-forwards	243.3	203.6
Deferred real estate service revenues	111.4	113.4
Other	113.4	100.9

	572.2	520.1
Deferred tax liabilities:
Accelerated depreciation	459.8	445.2
Discount amortization on notes and loans payable	75.4	98.3
Direct finance and sales type leases	358.6	283.7
Other	47.1	70.1

	940.9	897.3

Net deferred tax liability	$368.7	$377.2

        Income tax payments, net of refunds, totaled $2.7 million in 2001, $23.5 million in 2000 and $19.7 million in 1999. Pre-tax income from foreign operations was $27.6 million in 2001, $18.9 million in 2000 and $30.1 million in 1999.

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note I--Comprehensive Income (Loss)

        The components of other comprehensive income (loss) in the statement of stockholder’s equity are as follows:

	Years Ended December 31,
	2001		2000		1999
Unrealized holding gains (losses) on available for sale
securities arising during the period:
Unrealized net gains (losses)	$(11.3)		$17.8		$32.0
Related tax (expense) benefit	4.0		(6.2)		(11.2)

Net after tax unrealized gains (losses) on available for sale
securities	(7.3)		11.6		20.8

Less: Reclassification adjustment for net gains realized during the period:
Realized net gains on sales of available for sale securities	(6.3)		(18.	9)	—
Related tax expense	2.2		6.6		—

Net after tax reclassification adjustment	(4.1)		(12.	3)	—

Net unrealized holding gains (losses) on available for sale
securities	(11.	4)	(0.7)		20.8

Unrealized holding losses on derivatives used in cash flow
hedging relationships:
Unrealized net losses	(1.8)		—		—
Related tax benefit	0.6		—		—

Net after tax unrealized losses on derivatives used in cash
flow hedging relationships	(1.2)		—		—

Foreign currency translation adjustments	(31.7)		(7.1)		(7.7)

Total other comprehensive income (loss)	$(44.3)		$(7.8)		$13.1

        Provided below is the change in accumulated other comprehensive income (loss) for the years ended December 31:

	2001	2000	1999
Beginning balance	$(0.3)	$7.5	$(5.6)
Current year change	(44.3)	(7.8)	13.1

Ending balance	$(44.6)	$(0.3)	$7.5

        Ending balance consists of:

	2001	2000	1999
Accumulated unrealized gains on securities available for sale	$11.6	$20.1	$20.8
Accumulated unrealized losses on hedging activities	(4.1)	—	—
Foreign currency translation	(52.1)	(20.4)	(13.3)

Accumulated other comprehensive income (loss)	$(44.6)	$(0.3)	$7.5

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note J--Pension and Stock Savings Plans and Other Post Employment Benefits

        The Company participates with a U.S. affiliate of AEGON (“AEGON USA”) and its subsidiaries in a number of non-contributory defined benefit pension plans covering most salaried employees. The Company also participates in various programs sponsored by AEGON USA that provide medical and certain other benefits to eligible retirees. In addition, the Company participates in the AEGON USA Employee Stock Savings Plan (“the 401(k) plan”). The 401(k) plan is a contributory defined contribution plan covering eligible employees that elect to participate. During 2000, the Company participated in the Transamerica Corporation Employee Stock Savings Plan and a number of non-contributory defined benefit plans with Transamerica and its subsidiaries. On January 1, 2001, the assets and liabilities of the retirement plan for U.S. employees of Transamerica as of December 31, 2000 were merged into the AEGON USA Pension Plan. Any benefits earned as a participant of the Transamerica Pension Plan as of December 31, 2000 will be paid from the AEGON USA Pension Plan. Also, on January 1, 2001, the assets and liabilities of the Transamerica Corporation Stock Savings Plan, as of December 31, 2000, were merged into the 401(k) plan. The Company recognized, for both the pension plans and the 401(k) plans, income of $4.9 million in 2001, $1.9 million in 2000 and $2.1 million in 1999.

Note K--Commitments and Contingencies

Lease Commitments

        The Company and its subsidiaries have non-cancelable operating and capital lease agreements expiring mainly through 2006. These agreements are principally leases for facilities used in the Company’s operations and equipment rented to customers. Total rental expense amounted to $78.4 million in 2001, $80.5 million in 2000 and $83.1 million in 1999.

        Minimum future rental commitments under operating and capital leases at December 31, 2001 were as follows:

	Operating Leases	Capital Leases
2002	$74.6	$14.4
2003	66.7	14.3
2004	50.5	15.7
2005	96.0	19.9
2006	46.1	18.6
Thereafter	26.4	19.2

	$360.3	102.1

Amount representing interest		(17.9)

Present value of net minimum lease payments (including current portion of $9.9)		$84.2

        Included in the above minimum future rental commitments are rental payments on a Company facility that receives off-balance-sheet treatment via a synthetic lease. The terms of this lease call for interest only payments through 2005 with a renewal option to extend the lease through 2010. The lease requires a balloon payment at the end of the lease term that is the same as the selling price of the facility at the inception of the lease. The balloon payment is reflected as a 2005 commitment.

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Commitments and Contingencies

        The commercial lending operation provides various commitments to provide funds, including loan, lease and investment commitments, revolving lines of credit, and financial guarantees, including guarantees of letters of credit and standby letters of credit. These commitments are generally subject to the same credit approval process required for funded transactions. Commitments under such arrangements, primarily unused revolving lines of credit, at December 31, 2001 and 2000 were $2,079.6 million and $2,096.5 million, respectively.

        Contingent liabilities arising from litigation, income taxes and other matters are not expected to have a material effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

Note L--Business Segment Information

        Business segment data, as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, for each of the years in the three year period ended December 31, 2001, included in the tables on pages 32 to 43 of Management’s Narrative Analysis of Results of Operations, are an integral part of these financial statements.

	Years Ended December 31,
	2001	2000	1999
Revenues:
Commercial lending	$1,052.5	$1,233.3	$1,016.8
Intermodal leasing	441.7	684.8	710.8
Real estate information services	235.7	253.0	293.6
Other (1)	(2.0)	5.4	23.8

	$1,727.9	$2,176.5	$2,045.0

	December 31,
	2001	2000
Assets:
Commercial lending	$8,032.5	$10,358.0
Intermodal leasing	1,890.8	2,158.5
Real estate information services	134.3	215.0
Other (1)	73.9	156.3

	$10,131.5	$12,887.8

(1)	Unallocated items including intercompany eliminations.

TRANSAMERICA FINANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

        Foreign revenues of the Company’s foreign domiciled operations were as follows:

	2001		2000		1999
	Foreign Revenue	%	Foreign Revenue	%	Foreign Revenue	%

Canada	$51.2	21.6%	$50.9	20.3%	$43.6	18.4%
Europe	165.4	69.7%	188.5	75.4%	184.1	77.5%
Other	20.7	8.7%	10.7	4.3%	9.7	4.1%

	$237.3	100.0%	$250.1	100.0%	$237.4	100.0%

Percent of total revenues	13.7%		11.5%		11.6%

Note M--Advances Due From Affiliates

        Advances due from the Company’s affiliates consisted of unsecured receivables of $46.2 million at December 31, 2001 and $225.6 million at December 31, 2000. The receivables are payable on demand, and except for $83.1 million at December 31, 2000, are interest bearing. The interest bearing receivables bear interest at a rate that varies based on the Company’s average cost of borrowings. The weighted average interest rate was 4.6% in 2001, 6.6% in 2000 and 6.3% in 1999. The Company recognized interest income in 2001, 2000 and 1999 of $3.8 million, $3.8 million and $3.9 million, respectively. At times throughout the year, the Company may be in a borrowing position with its affiliates. Interest may be payable on the borrowings.

TRANSAMERICA FINANCE CORPORATION
MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Transamerica Finance Corporation is a wholly owned subsidiary of Transamerica Corporation (“Transamerica”). Transamerica is a financial services organization that engages primarily through its subsidiaries in life insurance, commercial lending, intermodal leasing and real estate services. Transamerica Finance Corporation includes Transamerica’s commercial lending, intermodal leasing and real estate information services operations. Unless the context indicates otherwise, the terms “Company” and “Registrant” as used herein refer to Transamerica Finance Corporation and its subsidiaries.

        The following table sets forth income by business segment for the years indicated:

	Years Ended December 31,
	2001	2000	1999
	(in millions)
Income (loss) from operations:
Commercial lending	$89.3	$(27.8)	$138.0
Intermodal leasing	(13.3)	43.0	20.9
Real estate information services	37.5	20.1	47.3
Other	(1.3)	1.3	3.0

	112.2	36.6	209.2
Amortization of goodwill (net of tax)	(15.2)	(17.0)	(18.0)

Income before cumulative effect of
accounting change	97.0	19.6	191.2

Cumulative effect of accounting change	7.7	—	—
Net income	$104.7	$19.6	$191.2

        The following discussion should be read in conjunction with the information presented under Item 1, Business.

Commercial Lending

        The commercial lending operation makes commercial loans through four businesses: distribution finance, business capital, equipment financial services, and specialty finance.

        The following table shows the results of the commercial lending operation for each of the years presented:

	Years Ended December 31,
	2001	2000	1999
	(in millions)

REVENUES	$1,052.5	$1,233.3	$1,016.8

EXPENSES
Interest	366.7	499.5	325.2
Operating expenses	413.4	395.1	387.0
Provision for losses on receivables	139.0	137.7	87.4
Provision for losses on disposal of assets of
business units	—	231.6	—
Income tax expense (benefit)	44.1	(2.8)	79.2

	963.2	1,261.1	878.8

Income (loss) from operations	89.3	(27.8)	138.0
Amortization of goodwill (net of tax)	(13.2)	(15.0)	(16.0)

Income (loss) before cumulative effect of
accounting change	76.1	(42.8)	122.0

Cumulative effect of accounting change	0.8	—	—

Net income (loss)	$76.9	$(42.8)	$122.0

        Commercial lending’s income from operations for 2001 was $89.3 million compared to a loss of $27.8 million in 2000 and income of $138.0 million in 1999. Operating results for 2001 included an after tax loss of $3.0 million resulting from the mark to market of its stock warrant portfolio, which is accounted for as a derivative instrument under FAS No. 133. In addition, operating results for 2001 included $3.2 million in after tax gains resulting from the sale of a portion of stock received from the exercise of stock warrants. During 2001, the commercial lending operation sold approximately $845 million of retail net finance receivables, which resulted in after tax gains of $7.7 million. The commercial lending operation also recorded an after tax gain of $1.2 million from the sale of certain assets of the insurance premium finance business. In connection with the insurance premium finance asset sale, a decision was made to liquidate the remaining insurance premium finance net finance receivables and to reclassify the net carrying value of those receivables from assets held for sale to net finance receivables.

        Operating results for 2000 included a $231.6 million charge ($159.2 million after tax) resulting from the decision to exit the insurance premium finance, retail finance, consumer mortgage, and small business administration loan businesses. The charge was primarily for the write-off of related goodwill, intangibles, and for the reduction of the carrying value of the net finance receivables to their estimated realizable value. The net finance receivables of these businesses, totaling $2,043.3 million, were reclassified to assets held for sale. In the third quarter of 2000, the commercial lending operation sold assets consisting of consumer mortgage net finance receivables at their net carrying value of $536.1 million. In the fourth quarter of 2000, the commercial lending operation sold $104.2 million of retail net finance receivables, which resulted in a $1.2 million after tax gain, and it sold the receivables of the European insurance premium finance business at their net carrying value of $188.6 million. Also included in the 2000 results was an after tax gain of $12.3 million from the sale of a portion of stock received from the exercise of stock warrants and a $1.7 million after tax charge resulting from accelerated amortization of premiums from the termination of the $150 million retail revolving credit card securitization.

        Operating results for 1999 included $18.6 million in after tax gains from the sale of a portion of the stock received from the exercise of stock warrants and $2.5 million in after tax gains from the sale and securitization of finance receivables.

        Excluding the above items, commercial lending income from operations decreased $39.4 million (33%) in 2001 and increased $2.7 million (2%) in 2000. The decrease in 2001 was primarily the result of reduced margins from lower average net finance receivables outstanding and in assets held for sale. Higher average net finance receivables outstanding contributed to the increase in 2000. Margins were compressed in 2000 as a result of reduced spreads between the indices at which the operation lends and borrows. Margins also were compressed due to competition in selected markets.

        Commercial lending revenues decreased $180.8 million (15%) in 2001 and rose $216.5 million (21%) in 2000. The decrease in 2001 was primarily the result of a decline in average net finance receivables outstanding and the sale and liquidation of net finance receivables in assets held for sale. Lower lending rates resulting from a decline in the interest rate environment also contributed to the decrease. In 2000, revenues rose principally as a result of growth in average net finance receivables outstanding. Additionally, revenues in 2001, 2000 and 1999 included $5.0 million, $19.6 million and $29.5 million of gains on the sale of stock, respectively.

        Interest expense decreased $132.8 million (27%) in 2001 and increased $174.3 million (54%) in 2000. The decrease in 2001 primarily resulted from lower borrowing rates and lower average debt levels related to the decline in average net finance receivables outstanding in the assets held for sale and liquidating portfolios. Higher average debt levels to support finance receivables growth and a higher average interest rate on borrowings contributed to the increase in 2000. Operating expenses for the year 2001 increased $18.3 million (5%) over the prior year primarily due to provisions for losses on finance receivables classified in assets held for sale in 2001. In 2000, these provisions were reported as bad debt through the date such finance receivables were reclassified to assets held for sale. Operating expenses in 2000 increased $8.1 million (2%) over 1999. The provision for losses on finance receivables increased $1.3 million (1%) in 2001 and $50.3 million (58%) in 2000, respectively. The 2001 increase was principally the result of increased net credit losses on technology and motor freight loans and leases. This increase was largely offset by a decrease in provision due to the reclassification in 2000 of certain finance receivables to assets held for sale and the decline in net finance receivables during the year. The increase in 2000 was primarily attributable to increased net credit losses and higher non-earning finance receivables. Credit losses, net of recoveries, as a percentage of average net finance receivables outstanding were 2.15% in 2001, 0.91% in 2000 and 0.77% in 1999.

        Net finance receivables outstanding at December 31, 2001 decreased $1.4 billion (16%) from December 31, 2000. The decline in receivables primarily reflects the effects of lower originations of net finance receivables caused by the general downturn in the economy, along with a reduction of $467.7 million in the liquidating portfolios. Management has established an allowance for losses of $136.8 million (1.94% of net finance receivables outstanding) at December 31, 2001, compared to $158.9 million (1.88% of net finance receivables outstanding) at December 31, 2000.

        Delinquent finance receivables are defined, only for distribution finance and business capital finance receivables, as the installment balance more than 60 days past due and the entire finance receivable balance for all other finance receivables over 60 days past due. At December 31, 2001, delinquent finance receivables were $132.1 million (1.70% of finance receivables outstanding) compared to $128.5 million (1.38% of finance receivables outstanding) at December 31, 2000. The increase in the delinquency percentage was primarily due to the decline in finance receivables outstanding.

        Non-earning finance receivables are defined as balances from borrowers that are more than 90 days delinquent for non-credit card finance receivables or at such time as full collectability becomes doubtful. Non-earning finance receivables on revolving credit card accounts included in retail finance are defined as balances from borrowers in bankruptcy and accounts for which full collectability is doubtful. Non-earning finance receivables were $238.2 million (3.06% of finance receivables outstanding) at December 31, 2001 compared to $193.9 million (2.08% of finance receivables outstanding) at December 31, 2000. The increase in non-earning finance receivables was primarily in technology and business capital loans.

        Assets held for sale at December 31, 2001 totaled $278.6 million, net of a $113.1 million valuation allowance, and consisted of retail finance, consumer mortgage and small business administration net finance receivables and other repossessed assets. During the first quarter of 2001, insurance premium finance net finance receivables totaling $113.8 million were reclassified from assets held for sale to net finance receivables in connection with the sale of certain assets and the decision to liquidate the remaining portfolio. Assets held for sale at December 31, 2000 totaled $1,130.1 million, net of a $125.1 million valuation allowance. Of the net finance receivables held for sale at December 31, 2001, $51.5 million were more than 60 days past due and $54.5 million were classified as non-earning. At December 31, 2000 delinquent and non-earning net finance receivables held for sale were $78.1 million and $57.2 million, respectively.

Intermodal Leasing

        Intermodal leasing’s financial results for 2001 reflect the operation’s marine container and European trailer businesses, while the financial results for prior years also reflect the operation’s tank container and domestic products businesses, which were sold in the second half of 2000.

        The following table shows the results of the intermodal leasing operations for each of the years presented:

	Years Ended December 31,
	2001	2000	1999
	(in millions)

REVENUES	$441.7	$684.8	$710.8

EXPENSES
Operating expenses	205.3	262.3	273.7
Depreciation on equipment held for lease	209.4	271.5	293.0
Interest	61.4	94.7	109.9
Income tax expense (benefit)	(21.1)	13.3	13.3

	455.0	641.8	689.9

Income (loss) from operations	(13.3)	43.0	20.9
Amortization of goodwill (net of tax)	(2.0)	(2.0)	(2.0)

Net income (loss)	$(15.3)	$41.0	$18.9

        Loss from operations in 2001 included a $2.4 million after tax gain resulting from the termination of certain foreign currency forward exchange agreements in the European trailer business and $4.6 million from the reversal of previously recorded foreign entity tax liabilities. Income from operations in 2000 included a $35.6 million after tax gain related to the sale of the tank container and domestic products businesses mentioned above, $9.5 million of net tax benefits associated with a structured financing of certain European trailer equipment and a $6.5 million after tax valuation loss provision on certain European trailer equipment. Excluding these special items and operating income from the sold tank container and domestic products businesses, the loss from operations in 2001 increased $3.8 million (22.8%), primarily as a result of the continued decline in marine container effective per diem rates and lower utilization. The decline was partially offset by lower operating and ownership costs experienced in both the marine container and European trailer businesses resulting from cost savings initiatives and a smaller fleet.

        Income from operations in 1999 included a $4.9 million after tax benefit from the termination of a leveraged lease, a $2.8 million after tax benefit from the favorable settlement of an outstanding escrow claim, a $2.0 million after tax benefit from the reversal of a 1997 realignment provision and a $5.6 million after tax loss resulting from a loss provision for certain aged refrigerated containers. Excluding these special items, along with the special items mentioned above, income in 2000 decreased $12.4 million (74%), primarily as a result of the continued decline in marine container per diem rates and higher positioning operating costs. Lower earnings were also experienced in the European trailer business due to lower rates and higher operating costs.

        Revenue for 2001 decreased $243.1 million (35%) from 2000 primarily due to the sale of the tank container and domestic products businesses. Also contributing to the decline were lower effective per diem rates experienced in the marine container business resulting from lower rates on the extension of long-term contracts and lower utilization due to a weak economic environment.

        Revenue for 2000 decreased $26.0 million (4%) from 1999 primarily attributable to the continued reduction in per diem rates on expiring term contracts reflective of lower cost for new equipment in the marine container business and resulting from the sale of the operation’s tank container and domestic products businesses. Lower rates and on-hires also were experienced in special containers due to continued low demand for this equipment type. Lower revenue also was experienced in the European trailer business as a result of lower per diem rates and a $10.0 million loss provision on certain idle equipment. Offsetting these revenue decreases was a $58.8 million gain on the sale of the tank container and domestic products businesses.

        Expenses for 2001 decreased $152.4 million (24%) from 2000 primarily resulting from the sale of the operation’s tank container and domestic products businesses. Additionally, operating and selling and administrative expenses decreased due to cost control efforts.

        Expenses for 2000 decreased $48.1 million (7%) from 1999 primarily due to lower ownership and selling and administrative expenses resulting from the sale of the operation’s tank container and domestic products businesses. These decreases were partially offset by higher positioning expenditures for marine containers and higher European trailer repair and maintenance expenses attributable to a larger fleet.

        Marine container utilization averaged 74% in 2001, 78% in 2000 and 75% in 1999. European trailer utilization was 88% in 2001, 84% in 2000 and 81% in 1999.

Real Estate Information Services

        Real estate information services provides property tax monitoring, flood certification, and other real estate information services to its customers. The largest component of this operation is the tax monitoring business, which provides tax monitoring services to mortgage lenders nationwide.

        In August 2000, the operation contributed its Intellitech business in exchange for a 41% equity interest in First American Real Estate Solutions, L.P. (“FARES”). Immediately subsequent to the contribution, the operation sold 51% of its remaining interest in FARES for $22.5 million, which resulted in an after tax loss of $1.7 million.

        The following table shows the results of the real estate information services operations for each of the years presented:

	Years Ended December 31,
	2001	2000	1999
	(in millions)

REVENUES	$235.7	$253.0	$293.6

EXPENSES
Operating expenses	202.6	211.1	215.7
Income tax expense (benefit)	(4.4)	21.8	30.6

	198.2	232.9	246.3

Net income	$37.5	$20.1	$47.3

        Net income from real estate information services was $37.5 million in 2001, an increase of $17.4 million (87%) from 2000 due primarily to the recognition of $17.9 million in after tax reversals of current state tax liabilities accrued, but never incurred, while operating as a division of Transamerica. Net income in 2000 decreased from 1999 due primarily to a decrease in tax monitoring service contract volume and the loss on the sale of the operation’s equity interest in FARES.

        Real estate information services revenue decreased $17.3 million (7%) in 2001, primarily as a result of the contribution of the operation’s former Intellitech business to FARES, partially offset by an increase in flood certification revenue. Real estate information services revenue decreased $40.6 million (14%) in 2000, primarily due to decreased tax monitoring service contracts volume, a decline in fees charged on life of loan contracts and the contribution of the Intellitech business to FARES.

        Operating expenses decreased in 2001 as compared with the previous year. Reduced expense resulting from the contribution of the Intellitech business were partially offset by increased expenses in tax monitoring and flood certification businesses caused by increased service contract volume. Operating expenses decreased in 2000 primarily due to the contribution of the Intellitech business and management’s decision to terminate the factoring of its accounts receivable.

Other

        Other consists primarily of miscellaneous income, unallocated interest, the fair value adjustments to debt derivatives that do not qualify as hedges under FAS No. 133 and other expenses. Operating results for 2001 were a loss of $1.3 million compared to income of $1.3 million in 2000 and income of $3.0 million in 1999. Results for 2001 included the reversal of a $9.8 million after tax deferred state income tax liability that was no longer required. The reversal was the result of a revaluation of the current consolidated state income tax position of the Company as a result of AEGON’s acquisition of Transamerica, the reorganization of the Company, and the relocation of the Company’s headquarters from California to Illinois. Results for 2001 also included after tax charges of $1.2 million relating to the fair value of debt derivatives that do not qualify as hedges under FAS No. 133. Income in 2000 included $6.1 million in after tax gains from the sale of certain assets and the reversal of reserves related to the Company’s previously sold consumer lending operation. Results in 1999 included an $11.0 million after tax gain on the sale of its reverse mortgage business and improved operating results in this business in the period leading up to its sale.

Critical Accounting Policies

        Allowance for loan losses

        The Company’s accounting policies underlying the maintenance of the allowance for losses are included in Notes B and E of Notes to Consolidated Financial Statements. The Company maintains an allowance for losses on net finance receivables at an amount that it believes is sufficient to provide adequate protection against losses in its loan portfolios. The allowance is provided through charges against current income and is adjusted for specific accounts as well as losses inherent in the portfolio based on a general reserve percentage that has been developed from historical credit loss experience. The balance of the allowance for losses is principally influenced by the level of net finance receivables outstanding and by net credit loss experience.

        The Company determines its allowance for losses by taking into account expected losses in each operation, the ratio of the allowance for losses to net finance receivables outstanding and the ratio of net credit losses to average net finance receivables outstanding. A specific reserve is established for impaired loan and lease accounts when it is deemed probable that not all future principal and interest payments will be collected in accordance with the applicable contractual terms. This reserve is reviewed and updated quarterly. The reserve is measured by calculating the difference between the finance receivable balance and the value of the expected future cash flows, including potential cash flows from any available collateral value (net of costs to sell). When collateral is repossessed, the account is written down to its estimated realizable value and the repossessed assets are recorded in other assets. Any required subsequent downward valuation adjustments of repossessed assets are recorded through operating expense.

        Finance receivables are charged-off against the allowance for losses when they are deemed to be uncollectible. Receivables are also charged to the allowance for losses when any of the following conditions occur: the related collateral has been converted or destroyed, the related collateral is repossessed and sold or held for sale, or the related collateral has not been repossessed and the receivable has become either contractually delinquent or has been non-earning for a period of one year. An exception to this charge-off requirement applies to bankrupt accounts that have properly approved workout or restructure documents in place.

        Real estate service revenue recognition

        The Company’s accounting policies underlying the recognition of real estate service revenues in the consolidated balance sheets and income statements are included in Note B of Notes to Consolidated Financial Statements. Life of loan service fees are deferred and recognized in income over the expected service period. The Company’s current revenue recognition model utilizes estimates of levels of mortgage prepayment experience. Marketplace levels of mortgage refinancing activity may impact these estimates. The Company periodically reviews its revenue recognition model to determine if the contract lives and/or prepayment speeds used have changed. Accordingly, the Company may adjust the deferral period to reflect current trends.

        Income taxes

        The Company’s accounting policies underlying the recognition of income taxes in the consolidated balance sheets and income statements are included in Notes B and H to Notes to Consolidated Financial Statements. The Company records income tax expense (benefit) in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (“FAS No. 109”). The Company is included in the federal income tax return and certain state income tax returns of Transamerica, which by terms of a tax sharing agreement generally requires the Company to accrue and settle income tax obligations as if the individual operations filed separate returns with applicable taxing authorities. Except for certain foreign earnings that the Company intends to reinvest indefinitely, provisions have been made for the estimated U.S. federal income tax liabilities applicable to the undistributed earnings of its subsidiaries.

        In accordance with FAS No. 109, the Company recognizes deferred tax assets and liabilities based on temporary differences in recognition of income and expenses for financial statement and income tax purposes. The Company uses enacted rates in effect on the dates that the temporary differences between the book and tax bases of assets and liabilities are expected to reverse. Under FAS No. 109, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In assessing whether a valuation allowance is required, the Company considers the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, and to a lesser extent, future taxable income and tax planning strategies. Based on its assessment, the Company has determined that a valuation allowance is not required for any of the deferred tax assets it has recorded.

        Derivatives

        The Company’s accounting policies underlying the usage and valuation of derivatives are included in Notes B and D of Notes to Consolidated Financial Statements. The Company’s approach to managing its interest rate risk involves the use of derivative agreements. Derivatives are not obtained for speculative purposes, rather derivatives provide a customizable framework for hedging risk exposure. Accordingly, the Company does not enter into derivative agreements for the benefit of any outside party. A derivative may generally be sold to a party outside the original agreement, thereby providing liquidity and price transparency for both parties to the agreement. The primary hedging instrument the Company uses is an interest rate swap, although the scope of derivatives utilized also may include options (including caps, floors, and collars), swaptions, futures, and foreign currency forward exchange agreements. Interest rate swap agreements generally provide that one party pays interest at a fixed rate while the other party pays interest at a variable rate. The interest is calculated on the notional amount of the derivative agreement and is usually exchanged on a net basis over predetermined intervals of time, such as, each quarter during a year. The net amounts paid or received and net amounts accrued by the Company on these transactions are treated as adjustments to interest expense. The parties usually do not exchange the notional amount of the agreement. The Company also uses foreign currency forward exchange agreements to hedge some of its foreign currency exposure. The Company enters into these contracts either with AEGON or with other third-party financial institutions. As of December 31, 2001, the Company had $1.7 billion of notional or face value of derivatives outstanding.

        The Company obtains market valuations for outstanding derivatives on a monthly basis. These valuations are reflected in the financial statements, net of accrued interest. A majority of the derivatives the Company owns qualify for hedge accounting. Accordingly, these derivatives contain an underlying variable, require no initial investment, and require or permit net settlement. Changes in the value of derivatives that do not meet the criteria for hedge accounting are recorded directly in income.

The use of derivatives also exposes the Company to counterparty risk. All of the Company’s derivative agreements are established with financial institutions with investment grade ratings of A or better by one or more of the major credit rating agencies. The Company believes that entering into contracts with counterparties rated A or better effectively mitigates this risk.

Liquidity

        Through its daily cash management and asset and liability management functions, the Company maintains a disciplined approach to the management of liquidity, capital and interest rate risk. The Company has a formal process for managing its liquidity to make funds available to meet its commitments. On a daily basis, short term cash requirements are analyzed and actions are taken to enhance the Company’s access to cash. Consideration is given to each business’ liquidity characteristics and to the indices to which their assets are contractually linked. In managing capital, the Company develops targets for the ratio of equity to both managed assets and on-balance-sheet assets. The Company seeks to maintain a conservative liquidity position and actively manages its liability and capital levels, debt maturities, diversity of funding sources and asset liquidity to be able to meet its obligations as they mature. In evaluating the tenure of debt required by its businesses, the Company relies on its own detailed projections, which may reflect planned future changes in its business mix and strategy. The Company’s funding sources include commercial paper borrowings, securitization of finance receivables, short-term bank loans, operating cash flows, and long-term borrowings made through AEGON as well as public and private third parties. In periods of asset growth, funding in the form of parent company capital contributions to the Company are provided to maintain the Company’s 6.5:1 on-balance-sheet ratio of debt to tangible equity. Tangible equity, for the purpose of this calculation, is defined as total equity less goodwill plus minority interest.

Market Risk

        Market risk is the risk of loss that may occur when fluctuations in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and non-derivative financial instruments have market risk so the Company’s risk management extends beyond derivatives to encompass all financial instruments it holds that are sensitive to market risk. The Company is primarily exposed to interest rate risk.

Interest Rate Risk

        The Company’s operations are subject to risk from interest rate fluctuations when there is a difference between the amounts of its interest earning assets and interest bearing liabilities that prepay, mature or reprice in specified periods. The Company manages its exposure to interest rate fluctuations by managing the characteristics of its assets and liabilities so that the impacts of these fluctuations are minimized. The Company’s objectives for asset/liability management are to minimize funding costs while maintaining acceptable levels of interest rate and liquidity risk. To help achieve these objectives, the Company uses derivative financial instruments, such as interest rate exchange agreements, that correlate to the characteristics of its assets and liabilities.

        If market interest rates on December 31, 2001 and 2000 abruptly increased 75 basis points, the fair value of the Company’s finance receivables portfolio, including finance receivables in assets held for sale, would decrease approximately $55 million and $62 million, respectively. The fair value of its debt, including debt derivatives recorded in 2001, would decrease approximately $90 million and $89 million, respectively, and the fair value of its interest rate exchange agreements would decrease approximately $16 million and $26 million, respectively. Conversely, if rates on December 31, 2001 and 2000 abruptly decreased 75 basis points the fair value of its finance receivables portfolio would increase approximately $58 million and $66 million, respectively. The fair value of its debt, including debt derivatives recorded in 2001, would increase approximately $95 million and $95 million, respectively, and the fair value of its interest rate exchange agreements would increase approximately $16 million and $28 million, respectively.

        The Company determined these amounts by considering only the impact of the hypothetical interest rate change. These analyses do not consider the possible effect that a change in economic activity could have in such an environment. In the event of a change of such magnitude, the Company would likely take action to mitigate its exposure to the negative consequences. The Company’s customers and competitors would also respond to these fluctuations, and regulators or legislators might act in ways it cannot foresee. Because the Company cannot be certain of the specific actions that would be taken, or of the effects on those operations, the sensitivity analysis above should not be considered to be predictive of future performance.

Impact of Adopting New Accounting Standard

        In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("FAS No. 142"). This statement significantly changes the accounting for goodwill and intangible assets. Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual fair value impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of FAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets already existing on that date, companies are required to adopt FAS No. 142 in their fiscal year beginning after December 15, 2001.

        The Company will adopt FAS No. 142 as of January 1, 2002. Application of the amortization provisions of the statement relating to existing goodwill is expected to result in a reduction in expenses of approximately $15 million in 2002. During 2002, the Company will test goodwill for impairment using the two step process prescribed in FAS No. 142. The first step is a screen for potential impairment while the second step measures the amount of impairment, if any. The Company currently evaluates goodwill for impairment by comparing the segment level unamortized balance of goodwill to projected undiscounted cash flows, which does not result in an indicated impairment. Any impairment resulting from these transitional impairment tests would be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not determined what effect the outcomes of these tests will have on its financial position and the results of its operations. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangibles, as of January 1, 2002, in the first quarter of 2002.

        In September 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS No. 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, by significantly changing the criteria that would have to be met to classify an asset as held for sale. The new rules also supersede the provisions of Accounting Principles Board Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), with regard to reporting the effects of a disposal of a segment or a component of a business and require expected future operating losses from discontinued operations to be reported in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. As a result of the issuance of FAS No. 144, the FASB expects that more dispositions will qualify for discontinued operations treatment in the income statement. The Company will adopt FAS No. 144 as of January 1, 2002. The company has not determined the impact, if any, that adopting this statement will have on its financial position and the results of its operations.

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

TRANSAMERICA FINANCE CORPORATION
SUPPLEMENTARY FINANCIAL INFORMATION
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in millions)

2001	March 31	June 30	September 30	December 31

Revenues	$473.7	$447.7	$408.4	$398.1
Income before cumulative effect of
accounting change	$18.5	$34.8	$18.6	$25.1
Cumulative effect of accounting
change (net of income taxes of
$4.1)	7.7	—	—	—

Net income	$26.2	$34.8	$18.6	$25.1

2000	March 31	June 30	September 30	December 31

Revenues	$530.6	$566.5	$538.4	$541.0
Net income (loss)	$41.3	$(16.3)	$(62.6)	$57.2

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

        Omitted in accordance with General Instruction I.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Omitted in accordance with General Instruction I.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Omitted in accordance with General Instruction I.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1)	Consolidated Financial Statements (included in Item 8):

Report of Independent Auditors dated February 1, 2002.

Consolidated Balance Sheets at December 31, 2001 and 2000.

Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999.

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2001, 2000, and 1999.

Notes to Consolidated Financial Statements.

2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or the related footnotes.

3)	List of Exhibits:

3(i)	Transamerica Finance Corporation Restated Certificate of Incorporation, as amended, (incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1988 and Exhibit 3.1a to Registrant’s Form10-K Annual Report (File No. 1-6798) for the year ended December 31,1990).

3(ii)	Transamerica Finance Corporation By-Laws, as amended, last amendment--February 19, 1991 (incorporated by reference to Exhibit 3(ii) to Registrant’s Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1994).

4.1	Indenture dated as of April 1, 1991 between Registrant and Harris Trust and Savings Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (File No. 33-40236) as filed with the Commission on August 16, 1991).

4.2*

10.1	GUARANTEE, by AEGON N. V., a Netherlands based corporation, dated as of August 1, 2000, of all United States Commercial Paper Notes issued by Transamerica Finance Corporation from August 1, 2000 until December 31, 2000, incorporated by reference herein from Exhibit 99.1 of Report on Form 8-K dated August 1, 2000.

10.2	Amendment No. 1, dated as of November 23, 2000, to GUARANTEE, dated as of August 1, 2000, of all United States Commercial Paper Notes issued by Transamerica Finance Corporation from August 1, 2000 until December 31, 2000.

10.3	Amendment No. 2, dated as of June 15, 2001, to GUARANTEE, dated as of August 1, 2000, of all United States Commercial Paper Notes issued by Transamerica Finance Corporation.

10.4	Amendment No. 3, dated as of December 14, 2001, to GUARANTEE, dated as of August 1, 2000, of all United States Commercial Paper Notes issued by Transamerica Finance Corporation.

10.5	GUARANTEE, by AEGON N. V., a Netherlands based corporation, dated as of December 14, 2001, of all Canadian Commercial Paper Notes issued by Transamerica Finance Corporation from August 1, 2000 until June 30, 2002.

10.6	GUARANTY, by AEGON N. V., a Netherlands based corporation, dated as of April 26, 2001, of Short Term Revolving Credit Agreement and Long Term Revolving Credit Agreement.

10.7	INTERCOMPANY BORROWING AGREEMENT, between Transamerica Finance Corporation and AEGON Funding Corporation II.

12	Computation of Ratio of Earnings to Fixed Charges.

(b)	Reports on Form 8-K filed in the fourth quarter of 2001: None

(c)	Exhibits: Certain of the exhibits listed in Item (a) 3 above have been submitted under separate filings, as indicated.

*	Pursuant to the instructions as to exhibits, the Registrant is not filing certain instruments with respect to long-term debt since the total amount of securities currently authorized under each of such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAMERICA FINANCE CORPORATION

By /s/ ROSARIO A. PERRELLI

Rosario A. Perrelli, Executive Vice President and Chief Financial Officer

Date: March 11, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on open by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

Principal Executive Officer:

/s/ ROBERT A. WATSON	Chairman of the Board of Directors
(Robert A. Watson)	and Chief Executive Officer

Principal Financial Officer:

/s/ ROSARIO A. PERRELLI	Executive Vice President and Chief Financial Officer
(Rosario A. Perrelli)

Principal Accounting Officer:

/s/ THOMAS G. BASTIAN	Senior Vice President and Controller
(Thomas G. Bastian)

Directors:

/s/ PATRICK S. BAIRD	Director
(Patrick S. Baird)

/s/ JAMES A. BEARDSWORTH	Director
(James A. Beardsworth)

/s/ EDWARD T. MANN	Director
(Edward T. Mann)

/s/ ROSARIO A. PERRELLI	Director
(Rosario A. Perrelli)

/s/ JOSEPH B.M. STREPPEL	Director
(Joseph B.M. Streppel)

/s/ MITCHELL F. VERNICK	Director
(Mitchell F. Vernick)