Form 10-Q
period 2002-03-31
TRANSAMERICA FINANCE CORP
filed 2002-05-07
CIK 99193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

           Number of shares of Common Stock, $10 par value, outstanding as of close of business on May 6, 2002: 1,464,285.

           The registrant meets the conditions set forth in General Instruction H(1)(a)(b) and (c) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Balance Sheets March 31, 2002 and December 31, 2001	1

Condensed Consolidated Statements of Operations Three Months Ended March 31, 2002 and 2001	2

Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2002 and 2001	3

Notes to Condensed Consolidated Financial Statements	4

Item 2	Management’s Narrative Analysis of Results of Operations	7

PART II – OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	11

Signatures	12

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

TRANSAMERICA FINANCE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions)

	March 31, 2002	December 31, 2001

ASSETS
Cash and cash equivalents	$99.7	$56.2

Finance receivables	7,526.9	7,774.3
Less unearned finance charges	646.5	705.7

Net finance receivables	6,880.4	7,068.6
Less allowance for losses	135.6	136.8

	6,744.8	6,931.8
Property and equipment (net of accumulated depreciation of
$1,378.4 in 2002 and $1,305.7 in 2001):
Land, buildings and equipment	60.8	68.4
Equipment held for lease	1,751.1	1,784.1
Investments (cost of $82.1 in 2002 and $68.3 in 2001)	84.9	78.3
Goodwill	261.2	305.5
Intangible assets (net of accumulated amortization of $45.2 in
2002 and $44.2 in 2001)	101.9	105.9
Assets held for sale	229.0	282.0
Other assets	423.9	519.3

	$9,757.3	$10,131.5

LIABILITIES AND STOCKHOLDER’S EQUITY
Debt:
Unsubordinated	$5,003.8	$5,488.6
Subordinated	60.5	60.5
Due to AEGON affiliates	1,837.6	1,620.9

Total debt	6,901.9	7,170.0
Deferred real estate service revenues	306.7	308.0
Accounts payable and other liabilities	896.5	921.6
Income taxes payable	387.7	387.8
Stockholder’s equity:
Preferred stock—authorized, 250,000 shares without par value;
none issued	—	—
Common stock—authorized, 2,500,000 shares of $10 par value;
issued and outstanding, 1,464,285 shares	14.6	14.6
Additional paid-in capital	1,294.0	1,294.0
Retained earnings	11.3	80.1
Accumulated other comprehensive loss	(55.4)	(44.6)

Total stockholder’s equity	1,264.5	1,344.1

	$9,757.3	$10,131.5

See notes to condensed consolidated financial statements

TRANSAMERICA FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in millions)

	Three months ended March 31,
	2002	2001

REVENUES
Finance charges	$168.7	$223.1
Leasing revenues	101.6	105.0
Real estate service revenues	59.3	51.9
Other revenues	31.2	81.0

Total revenues	360.8	461.0

EXPENSES
Interest and debt expense	67.3	137.6
Depreciation on equipment held for lease	52.8	55.9
Salaries and other operating expenses	163.3	203.8
Provision for losses on receivables	22.3	29.8

Total expenses	305.7	427.1
Income from continuing operations before income taxes	55.1	33.9
Income tax expense	12.3	14.6

Income from continuing operations	42.8	19.3
Loss from discontinued operations (net of income tax
benefit of $2.1 in 2002 and $0.5 in 2001)	(4.9)	(0.8)

Income before cumulative effects of accounting changes	37.9	18.5
Cumulative effects of accounting changes (net of income tax expense
(benefit) of ($2.6) in 2002 and $4.1 in 2001)	(43.4)	7.7

Net income (loss)	$(5.5)	$26.2

See notes to condensed consolidated financial statements

TRANSAMERICA FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in millions)

	Three months ended March 31,
	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$(5.5)	$26.2
Adjustments to reconcile net income to net cash provided by
operating activities:
Cumulative effects of accounting changes	43.4	(7.7)
Depreciation and amortization	60.3	67.5
Provision for losses on receivables	22.3	29.8
Change in accounts payable and other liabilities	(24.9)	(36.8)
Change in income taxes payable	(0.2)	11.1
Other	115.3	39.3

Net cash provided by operating activities	210.7	129.4

INVESTING ACTIVITIES
Finance receivables originated	(5,758.6)	(6,327.6)
Finance receivables collected and sold	5,870.4	6,458.2
Purchases of property and equipment	(14.4)	(28.0)
Sales of property and equipment	17.2	23.4
Proceeds from sale of certain assets held for sale	24.0	223.0
Other	19.5	4.3

Net cash provided by investing activities	158.1	353.3

FINANCING ACTIVITIES
Proceeds from debt financing	2,301.2	1,473.1
Repayments of debt	(2,517.0)	(2,001.6)
Capital contributions from parent company	—	73.0
Return of capital	(109.5)	—

Net cash used in financing activities	(325.3)	(455.5)

Increase in cash and cash equivalents	43.5	27.2
Cash and cash equivalents at beginning of year	56.2	47.6

Cash and cash equivalents at end of period	$99.7	$74.8

See notes to condensed consolidated financial statements

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements of Transamerica Finance Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes set forth in the Company’s Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform to the 2002 classifications.

Note B—Impact of Recently Issued Accounting Standards

           In June of 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). This statement significantly changed the accounting for goodwill and intangible assets. Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual fair value impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives.

           The Company adopted FAS No. 142 as of January 1, 2002. Pursuant to FAS No. 142, the Company completed its assessment of its previously recognized intangible assets and goodwill in the first quarter of 2002. Based on the results of this assessment, $1.4 million of intangible assets were reclassified as goodwill. The Company also performed the goodwill impairment test required under FAS No. 142 by comparing the unamortized balance of its goodwill to the implied fair value of its goodwill determined through the use of a discounted cash flow model. As a result of this test, the Company recognized after tax impairment losses of $35.4 million and $8.0 million on the goodwill of the intermodal leasing operation and a reporting unit in the commercial lending operation, respectively. These losses were recorded as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of its goodwill to projected undiscounted cash flows. Under this methodology the Company did not have any goodwill impairment.

           The Company’s net income adjusted to exclude goodwill amortization was as follows:

Three months ended March 31,
2001

Reported net income	$26.2
Add back: Goodwill amortization	3.7

Adjusted net income	$29.9

           In September 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS No. 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This statement superseded FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and significantly changed the criteria that would have to be met to classify an asset as held for sale. The new rules also superseded the provisions of Accounting Principles Board Opinion 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), with regard to reporting the effects of a disposal of a segment or a component of a business and required expected future operating losses from discontinued operations to be reported in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as required by APB 30. The Company adopted FAS No. 144 as of January 1, 2002 without any impact on the Company’s financial position or the results of its operations. With respect to the Company’s assets held for sale in its commercial lending operation the Company will continue to account for these assets under the provisions of APB 30 as proscribed under FAS No. 144.

Note C—Discontinued Operations

           During the first quarter of 2002, the Company determined that its ninety-five percent owned investment in TerraPoint LLC (“TerraPoint”) did not fit its long term strategy. As a result of this determination, the Company reclassified the net assets of TerraPoint, consisting of $11.5 million of accounts receivable and fixed assets, as assets held for sale. The Company recorded a $7.0 million valuation provision ($4.9 million after tax) to write down these net assets to fair value less costs to sell.

           The disposition of TerraPoint represents the disposal of a component of an entity under FAS No. 144. TerraPoint was part of the Company’s Real Estate Information Services segment. Accordingly, the consolidated statements of operations have been restated to reflect the results of TerraPoint as a discontinued operation. Net revenues for TerraPoint for the three-month period ended March 31, 2002 and 2001 were $2.3 million and $0.5 million, respectively.

Note D—Consolidated Statements of Retained Earnings

	Three months ended March 31,
	2002	2001

Balance at beginning of year	$80.1	$0.4
Net income (loss)	(5.5)	26.2
Dividend declared	(63.3)	—

Balance at end of period	$11.3	$26.6

Note E—Comprehensive Income (Loss)

           The components of other comprehensive income (loss) were as follows:

	Three months ended March 31,
	2002	2001

Net income (loss)	$(5.5)	$26.2
Other comprehensive income (loss):
Change in net unrealized gains from investments marked
to fair value (net of tax)	(3.3)	(10.0)
Foreign currency translation adjustments	(7.9)	(33.2)
Change in unrealized gains from derivatives marked to
fair value (net of tax)	0.4	(1.6)
Cumulative effect of accounting change (net of tax)	—	0.3

Comprehensive loss	$(16.3)	$(18.3)

Item 2. Management’s Narrative Analysis of Results of Operations.

           The following table sets forth revenues and income (loss) by line of business for the periods indicated:

	Three months ended March 31,
	Revenues		Income (loss)
	2002	2001	2002	2001

Commercial lending	$202.5	$298.6	$35.4	$23.7
Intermodal leasing	97.9	109.2	1.2	(7.7)
Real estate information services	60.2	52.9	7.1	3.6
Other	0.2	0.3	(0.9)	3.4

	$360.8	$461.0	42.8	23.0

Amortization of goodwill			—	(3.7)

Income from continuing operations			42.8	19.3
Loss from discontinued operations
(net of tax)			(4.9)	(0.8)

Income before cumulative effects of
accounting changes			37.9	18.5
Cumulative effects of accounting
changes (net of tax)			(43.4)	7.7

Net income (loss)			$(5.5)	$26.2

Commercial Lending

           Commercial lending’s income from operations for the first quarter of 2002 was $35.4 million, an $11.7 million (49%) increase from the first quarter of 2001. Operating results for the first quarter of 2002 and 2001 included after tax charges of $1.1 million and $1.8 million, respectively, resulting from the reduction in fair value of the operation’s stock warrants, which are accounted for as derivative instruments under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”). During the first quarter of 2002, the commercial lending operation sold $23.6 million of small business administration loan net finance receivables at their net carrying value. During the first quarter of 2001, the commercial lending operation sold $211.0 million of retail finance net finance receivables which resulted in after tax gains of $6.0 million and sold certain assets of the insurance premium finance business for an after tax gain of $1.5 million. In connection with the insurance premium finance asset sale, a decision was made to liquidate the remaining insurance premium finance net finance receivables and reclassify the net carrying value of those receivables from assets held for sale to net finance receivables. In addition, operating results for the first quarter of 2001 included $3.2 million in after tax gains resulting from the sale of a portion of stock received from the exercise of stock warrants. Excluding the above items, income from operations increased $21.7 million (147%) from the first quarter of 2001. The increase was primarily due to lower operating expenses and provisions for losses on receivables partially offset by reduced margins from lower average net finance receivables in the liquidating and assets held for sale portfolios.

           Revenues decreased in the first quarter of 2002 by $96.1 million (32%) from the first quarter of 2001, principally as a result of lower average net finance receivables outstanding and the sale and liquidation of net finance receivables in assets held for sale. Revenues in the first quarter of 2001 included $5.0 million of gains on the sale of stock.

           Interest expense decreased $65.7 million (54%) in the first quarter of 2002 from the comparable 2001 period. The decline was primarily due to lower borrowing rates. Operating expenses in the first quarter of 2002 decreased $39.7 million (36%) from the same period of 2001, primarily due to lower costs associated with the liquidating receivables and assets held for sale related to the declines in those assets. In the first quarter of 2002, the provision for losses on finance receivables decreased $7.5 million (25%) compared with the first quarter of 2001, principally as a result of lower credit losses. Credit losses, net of recoveries, on an annualized basis as a percentage of average net finance receivables outstanding were 1.30% for the first quarter of 2002 compared with 1.36% for the first quarter of 2001.

           Net finance receivables outstanding at March 31, 2002 decreased $188.2 million (3%) from December 31, 2001. Management has established an allowance for losses on net finance receivables of $135.6 million (1.97% of net finance receivables outstanding) at March 31, 2002, compared with $136.8 million (1.94% of net finance receivables outstanding) at December 31, 2001.

           Delinquent finance receivables are defined, only for distribution finance and business capital finance receivables, as the installment balance for receivables more than 60 days past due and the entire finance receivable balance for all other finance receivables over 60 days past due. At March 31, 2002, delinquent finance receivables were $146.2 million (1.94% of finance receivables outstanding) compared with $132.1 million (1.70% of finance receivables outstanding) at December 31, 2001.

           Non-earning finance receivables are defined as balances from borrowers that are more than 90 days delinquent for non-credit card finance receivables or at such time as full collectability becomes doubtful. Non-earning finance receivables on revolving credit card accounts included in retail finance are defined as balances from borrowers in bankruptcy and accounts for which full collectability is doubtful. Non-earning finance receivables were $194.3 million (2.58% of finance receivables outstanding) at March 31, 2002 compared with $238.2 million (3.06% of finance receivables outstanding) at December 31, 2001. The decrease in non-earning finance receivables was primarily in technology finance loans and equipment financial services loans and leases.

           Assets held for sale at March 31, 2002 totaled $221.8 million, net of a $111.9 million valuation allowance, and consisted of retail finance, consumer mortgage, and small business administration loan net finance receivables and other repossessed assets. Assets held for sale at December 31, 2001 totaled $278.6 million, net of a $113.1 million valuation allowance. At March 31, 2002, delinquent and non-earning net finance receivables of these businesses were $42.7 million and $51.4 million, respectively, compared with $51.5 million and $54.5 million, respectively, at December 31, 2001.

Intermodal Leasing

           The intermodal leasing operation reported income from operations of $1.2 million for the first quarter of 2002 compared with losses from operations of $7.7 million for the first quarter of 2001. Income from operations for the first quarter of 2002 included a $6.6 million net tax benefit associated with a structured financing of certain European trailer equipment. Excluding this item, operating losses in the first quarter of 2002 decreased by $2.3 million primarily due to a decrease in interest expense resulting principally from lower borrowing rates.

           Revenues for the first quarter of 2002 decreased $11.3 million (10%) from the first quarter of 2001 mainly due to a decline in effective per diem rates and lower utilization for maritime containers and lower per diem rates and on-hires for European trailers.

           Expenses for the first quarter of 2002 decreased $13.2 million (11%) primarily attributable to lower ownership costs resulting principally from lower borrowing rates.

           Marine container utilization averaged 74% for the first quarter of 2002 and 76% for the first quarter of 2001. European trailer utilization was 87% for the first quarter each of 2002 and 2001.

Real Estate Information Services

           Real estate information services income from operations for the first quarter of 2002 was $7.1 million compared with $3.6 million for the first quarter of 2001. The $3.5 million (99%) increase in operating income was primarily due to increased revenues.

           Revenues increased by $7.3 million (14%) during the first quarter of 2002 compared with the first quarter of 2001. The increase in revenues was due to the continued strength in the real estate market resulting in higher property tax monitoring and flood certification service fees.

           Operating expenses for the first quarter of 2002 increased $1.5 million (3%) from the first quarter of 2001. The increase was primarily due to increased operating expenses associated with increased property tax monitoring and flood certification service volume, partially offset by cost reduction initiatives.

           In the first quarter of 2002, as discussed in Note C of Notes to Condensed Consolidated Financial Statements, the Company determined that its ninety-five percent owned investment in TerraPoint no longer fit its long-term strategy and reclassified the net assets of TerraPoint to assets held for sale. In accordance with FAS No. 144, the results of operations of TerraPoint have been reclassified to discontinued operations and, therefore, have been excluded from the previously discussed operating results.

Other

           Results from other operations for the first quarter of 2002 were a loss of $0.9 million compared with income of $3.4 million during the first quarter of 2001. Results for the first quarter of 2002 included a $1.5 million after tax gain relating to the fair value adjustment of the debt derivatives that did not qualify as hedges under FAS No. 133. Income during the first quarter of 2001 included a $2.5 million after tax gain on the sale of interest rate swaps and a $3.0 million after tax gain relating to the fair value adjustment of debt derivatives that did not qualify as hedges under FAS No. 133.

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

           The notional amounts of the Company’s debt derivative financial instruments were $1.3 billion at March 31, 2002 and $1.7 billion at December 31, 2001. Of these derivatives, $0.8 billion at March 31, 2002 and $1.3 billion at December 31, 2001 qualified under FAS No. 133 for hedge accounting treatment. The hedging relationships of the Company’s fair value and cash flow hedges qualify under FAS No. 133 for the “short cut method”and therefore no ineffective cash flow gains or losses were recognized.

           The fair values of the Company’s debt derivatives at March 31, 2002 and December 31, 2001 were net obligations of $2.4 million and net benefits of $5.4 million, respectively. At March 31, 2002 and December 31, 2001, these debt derivatives contained aggregate gross obligations of $11.4 million and $11.9 million, respectively, and aggregate gross benefits of $9.0 million and $17.3 million, respectively.

Impact of Adopting New Accounting Standard

           In June of 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). This statement significantly changed the accounting for goodwill and intangible assets. Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual fair value impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. The Company adopted FAS No. 142 as of January 1, 2002. Application of the amortization provisions of the statement relating to existing goodwill will result in a reduction in expenses of approximately $15 million in 2002.

           Pursuant to FAS No. 142, the Company completed its assessment of its previously recognized intangible assets and goodwill in the first quarter of 2002. Based on the results of this assessment, $1.4 million of intangible assets were reclassified as goodwill. As required by FAS No. 142, the Company determined its reporting units at either the operating segment level or one level below. In accordance with the transition provisions of FAS No. 142, the Company then assigned all of the goodwill and intangible assets to its applicable reporting units and completed the transitional goodwill impairment test for those units. Step one of this test determined the current fair value of the Company’s reporting units. A discounted cash flow model was used to make these determinations. The fair values of the reporting units were then compared with their carrying values and goodwill impairments were found in the Company’s commercial lending and intermodal leasing operations. Once these impairments were identified, step two of the impairment test required that the carrying value of the reporting unit’s goodwill be compared with the value of its goodwill implied by the fair value determinations. Since the implied fair value of the goodwill of these reporting units was found to be less than its carrying value, an impairment loss was recorded for the difference. As a result of this test, the Company recognized after tax impairment losses of $35.4 million and $8.0 million on the goodwill of the intermodal leasing operation and a reporting unit in the commercial lending operation, respectively. These losses were recorded as the cumulative effect of a change in accounting principle. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of its goodwill to projected undiscounted cash flows. Under this methodology the Company did not have any goodwill impairment.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

12 Computation of Ratio of Earnings to Fixed Charges.

(b)	Reports on Form 8-K:

None.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAMERICA FINANCE CORPORATION
(Registrant)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 7, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

Principal Financial Officer:

/s/ ROSARIO A. PERRELLI	Executive Vice President and Chief Financial Officer

(Rosario A. Perrelli)

Principal Accounting Officer:

/s/ THOMAS G. BASTIAN	Senior Vice President and Controller

(Thomas G. Bastian)

Date:    May 7, 2002