Form 10-Q
period 2002-06-30
TRANSAMERICA FINANCE CORP
filed 2002-08-08
CIK 99193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

        Number of shares of Common Stock, $10 par value, outstanding as of close of business on August 7, 2002: 1,464,285.

        The registrant meets the conditions set forth in General Instruction H(1)(a)(b) and (c) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Balance Sheets June 30, 2002 and December 31, 2001	1

Condensed Consolidated Statements of Income Six and Three Months Ended June 30, 2002 and 2001	2

Condensed Consolidated Statements of Cash Flows Six and Three Months Ended June 30, 2002 and 2001	3

Notes to Condensed Consolidated Financial Statements	4

Item 2	Management’s Narrative Analysis of Results of Operations	7

PART II – OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	12

Signatures	13

PART I - FINANCIAL INFORMATION Item 1. Financial Statements TRANSAMERICA FINANCE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Dollar amounts in millions)

	June 30, 2002	December 31, 2001

ASSETS
Cash and cash equivalents	$30.7	$56.2

Finance receivables	7,129.3	7,774.3
Less unearned finance charges	619.4	705.7

Net finance receivables	6,509.9	7,068.6
Less allowance for losses	142.9	136.8

	6,367.0	6,931.8
Property and equipment (net of accumulated depreciation of
$1,356.8 in 2002 and $1,305.7 in 2001):
Land, buildings and equipment	53.6	68.4
Equipment held for lease	1,688.5	1,784.1
Investments (cost of $77.3 in 2002 and $68.3 in 2001)	76.9	78.3
Goodwill	262.4	305.5
Intangible assets (net of accumulated amortization of $48.0 in
2002 and $44.2 in 2001)	101.9	105.9
Assets held for sale	104.6	282.0
Other assets	434.4	519.3

	$9,120.0	$10,131.5

LIABILITIES AND STOCKHOLDER’S EQUITY
Debt:
Unsubordinated	$4,186.4	$5,488.6
Subordinated	60.5	60.5
Due to AEGON affiliates	2,028.2	1,620.9

Total debt	6,275.1	7,170.0
Deferred real estate service revenues	303.6	308.0
Accounts payable and other liabilities	974.3	921.6
Income taxes payable	402.4	387.8
Stockholder’s equity:
Preferred stock—authorized, 250,000 shares without par value;
none issued	—	—
Common stock—authorized, 2,500,000 shares of $10 par value;
issued and outstanding, 1,464,285 shares	14.6	14.6
Additional paid-in capital	1,129.9	1,294.0
Retained earnings	45.5	80.1
Accumulated other comprehensive loss	(25.4)	(44.6)

Total stockholder’s equity	1,164.6	1,344.1

	$9,120.0	$10,131.5

See notes to condensed consolidated financial statements 1

TRANSAMERICA FINANCE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollar amounts in millions)

	Six months ended June 30,		Three months ended June 30,
	2002	2001	2002	2001

REVENUES
Finance charges	$335.3	$443.8	$166.6	$220.7
Leasing revenues	204.9	223.4	103.3	118.4
Real estate service revenues	116.4	110.8	57.1	58.9
Other revenues	65.3	142.1	34.1	61.1

Total revenues	721.9	920.1	361.1	459.1

EXPENSES
Interest and debt expense	132.5	261.5	65.2	123.9
Depreciation on equipment held for lease	105.5	111.4	52.7	55.5
Salaries and other operating expenses	322.2	419.8	158.9	216.0
Provision for losses on receivables	51.4	74.8	29.1	45.0

Total expenses	611.6	867.5	305.9	440.4
Income from continuing operations before income taxes	110.3	52.6	55.2	18.7
Income tax expense (benefit)	32.2	(2.2)	19.9	(16.8)

Income from continuing operations	78.1	54.8	35.3	35.5
Loss from discontinued operations (net of income tax benefit of
$3.3 and $1.2 in 2002, and $0.8 and $0.3 in 2001)	(6.0)	(1.5)	(1.1)	(0.7)

Income before cumulative effects of accounting changes	72.1	53.3	34.2	34.8
Cumulative effects of accounting changes (net of income tax
expense (benefit) of ($2.6) in 2002 and $4.1 in 2001)	(43.4)	7.7	—	—

Net income	$28.7	$61.0	$34.2	$34.8

See notes to condensed consolidated financial statements 2

TRANSAMERICA FINANCE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in millions)

	Six months ended June 30,
	2002	2001

OPERATING ACTIVITIES
Net income	$28.7	$61.0
Adjustments to reconcile net income to net cash provided by
operating activities:
Cumulative effects of accounting changes	43.4	(7.7)
Depreciation and amortization	120.4	136.8
Provision for losses on receivables	51.4	74.8
Change in accounts payable and other liabilities	52.7	39.7
Change in income taxes payable	14.6	(9.7)
Other	152.5	150.5

Net cash provided by operating activities	463.7	445.4

INVESTING ACTIVITIES
Finance receivables originated and purchased	(12,412.0)	(12,875.5)
Finance receivables collected and sold	12,862.6	13,415.2
Purchases of property and equipment	(36.1)	(83.1)
Sales of property and equipment	31.6	53.3
Proceeds from sale of certain assets held for sale	218.1	455.9
Other	(14.6)	(146.8)

Net cash provided by investing activities	649.6	819.0

FINANCING ACTIVITIES
Proceeds from debt financing	3,613.2	3,302.1
Repayments of debt	(4,931.9)	(4,496.8)
Proceeds from debt financing with AEGON affiliates	352.7	—
Capital contributions from parent company	—	103.2
Dividends to parent	(63.3)	(25.0)
Return of capital	(109.5)	(60.0)

Net cash used in financing activities	(1,138.8)	(1,176.5)

Increase (decrease) in cash and cash equivalents	(25.5)	87.9
Cash and cash equivalents at beginning of year	56.2	47.6

Cash and cash equivalents at end of period	$30.7	$135.5

See notes to condensed consolidated financial statements 3

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Transamerica Finance Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes set forth in the Company’s Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform to the 2002 classifications.

Note B — Impact of Recently Issued Accounting Standards

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

        The Company’s net income adjusted to exclude goodwill amortization was as follows:

	Six months ended June 30, 2001	Three months ended June 30, 2001

Reported net income	$61.0	$34.8
Add back: Goodwill amortization	7.4	3.7

Adjusted net income	$68.4	$38.5

        In September 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS No. 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This statement superseded FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and significantly changed the criteria that have to be met in order to classify an asset as held for sale. The new rules also superseded the provisions of Accounting Principles Board Opinion 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), with regard to reporting the effects of a disposal of a segment or a component of a business, requiring expected future operating losses from discontinued operations to be reported in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as required by APB 30. The Company adopted FAS No. 144 as of January 1, 2002 without any impact on the Company’s financial position or the results of its operations. With respect to the Company’s assets held for sale in its commercial lending operation, the Company will continue to account for these assets under the provisions of APB 30 as prescribed under FAS No. 144.

Note C — Discontinued Operations

        During the first quarter of 2002, the Company determined that its ninety-five percent owned investment in TerraPoint, LLC (“TerraPoint”) did not fit its long term strategy. As a result of this determination, the Company reclassified the net assets of TerraPoint, consisting of $11.5 million of accounts receivable and fixed assets, as assets held for sale. In the second quarter of 2002, the Company completed the sale of its investment in TerraPoint, which resulted in a loss of $8.1 million ($5.3 million after tax). The condensed consolidated statements of income have been restated to reflect the results of operations of TerraPoint as a discontinued operation. TerraPoint was part of the Company’s Real Estate Information Services segment. Net revenues for TerraPoint for the first half and second quarter of 2002 were $3.0 million and $0.7 million, respectively, and $1.3 million and $0.7 million for the comparable periods of 2001.

Note D — Consolidated Statements of Retained Earnings

	Six months ended June 30,
	2002	2001

Balance at beginning of year	$80.1	$0.4
Net income	28.7	61.0
Dividends to parent	(63.3)	(25.0)

Balance at end of period	$45.5	$36.4

Note E — Comprehensive Income The components of comprehensive income were as follows:

	Six months ended June 30,		Three months ended June 30,
	2002	2001	2002	2001

Net income	$28.7	$61.0	$34.2	$34.8
Other comprehensive income (loss):
Change in net unrealized gains from investments
marked to fair value (net of tax)	(6.1)	(10.1)	(2.8)	(0.1)
Foreign currency translation adjustments	25.7	(36.1)	33.6	(2.9)
Change in unrealized gains from derivatives
marked to fair value (net of tax)	(0.4)	(1.0)	(0.8)	0.6
Cumulative effect of accounting change (net of tax)	—	0.3	—	—

Comprehensive income	$47.9	$14.1	$64.2	$32.4

Item 2. Management’s Narrative Analysis of Results of Operations. The following tables set forth revenues and income (loss) by line of business for the periods indicated:

	Six months ended June 30,
	Revenues		Income (loss)
	2002	2001	2002	2001

Commercial lending	$402.8	$579.4	$65.5	$44.4
Intermodal leasing	202.4	227.1	(0.9)	(11.3)
Real estate information services	118.2	113.2	16.4	24.3
Other(1)	(1.5)	0.4	(2.9)	4.8

	$721.9	$920.1	78.1	62.2

Amortization of goodwill (net of tax)			—	(7.4)

Income from continuing operations			78.1	54.8
Loss from discontinued operations (net of tax)			(6.0)	(1.5)

Income before cumulative effects of
accounting changes			72.1	53.3
Cumulative effects of accounting changes (net of tax)			(43.4)	7.7

Net income			$28.7	$61.0

	Three months ended June 30,
	Revenues		Income (loss)
	2002	2001	2002	2001

Commercial lending	$200.3	$280.8	$30.1	$20.7
Intermodal leasing	104.5	117.9	(2.1)	(3.6)
Real estate information services	58.0	60.3	9.3	20.7
Other(1)	(1.7)	0.1	(2.0)	1.4

	$361.1	$459.1	35.3	39.2

Amortization of goodwill (net of tax)			—	(3.7)

Income from continuing operations			35.3	35.5
Loss from discontinued operations (net of tax)			(1.1)	(0.7)

Net income			$34.2	$34.8

(1) Unallocated items including intercompany eliminations. 7

Commercial Lending

        Income from operations for the first half and second quarter of 2002 was $65.5 million and $30.1 million, respectively, compared with income of $44.4 million and $20.7 million for the corresponding periods of 2001. Operating results for the first half and second quarter of 2002 included after tax charges of $1.3 million and $0.2 million, respectively, resulting from the reduction in the fair value of the operation’s stock warrants, which are accounted for as derivative instruments under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”). This compares with an after tax charge of $0.2 million and an after tax gain of $1.6 million for the corresponding periods of 2001. During the first half of 2002, the commercial lending operation sold $23.6 million of small business administration loan net finance receivables and $193.5 million of retail finance net finance receivables at their net carrying values. During the first half and second quarter of 2001, the operation sold $450.0 million and $238.9 million, respectively, of retail finance net finance receivables, which resulted in after tax gains of $7.0 million and $1.0 million, respectively. Also, during the first half and second quarter of 2001, the operation recorded an after tax gain of $1.2 million and an after tax loss of $0.3 million, respectively, from the sale of certain assets of the insurance premium finance business. In connection with the insurance premium finance asset sale in the first quarter of 2001, a decision was made to liquidate the remaining insurance premium finance net finance receivables and to reclassify the net carrying value of those receivables from assets held for sale to net finance receivables. Operating results for the first half of 2001 included $3.2 million in after tax gains resulting from the sale of a portion of stock received from the exercise of stock warrants. Excluding the above items, income from operations for the first half and second quarter of 2002 increased $33.6 million (101%) and $11.9 million (65%), respectively, from the comparable prior year periods. The increases were primarily due to lower operating expenses and provisions for losses on finance receivables partially offset by reduced margins from lower average net finance receivables outstanding in the liquidating and assets held for sale portfolios.

        Revenues for the first half and second quarter of 2002 decreased $176.6 million (31%) and $80.5 million (29%), respectively, from the corresponding 2001 periods. The decreases were principally a result of a decline in average net finance receivables outstanding and the sale and liquidation of net finance receivables in assets held for sale.

        Interest expense decreased $111.2 million (51%) and $45.5 million (46%), respectively, for the first half and second quarter of 2002 from the comparable 2001 periods. The declines were primarily due to lower borrowing rates. Operating expenses for the first half and second quarter of 2002 decreased $77.9 million (36%) and $38.2 million (35%), respectively, relative to the corresponding periods in 2001. The declines were primarily due to lower costs associated with the liquidating receivables and assets held for sale related to the declines in those assets. The provision for losses on finance receivables for the first half and second quarter of 2002 decreased $23.4 million (31%) and $15.9 million (35%), respectively, from the first half and second quarter of 2001, principally as a result of lower credit losses. Credit losses, net of recoveries, on an annualized basis as a percentage of average net finance receivables outstanding, were 1.22% for the first half and 1.14% for the second quarter of 2002 compared with 1.80% and 2.24% for the corresponding periods of 2001.

        Net finance receivables outstanding at June 30, 2002 decreased $558.7 million (8%) from December 31, 2001. Management has established an allowance for losses on net finance receivables of $142.9 million (2.20% of net finance receivables outstanding) at June 30, 2002 compared with $136.8 million (1.94% of net finance receivables outstanding) at December 31, 2001.

        Delinquent finance receivables are defined as the installment balance for inventory finance and asset-based lending finance receivables more than 60 days past due and the entire receivable balance for all other receivables more than 60 days past due. At June 30, 2002, delinquent receivables were $131.3 million (1.84% of finance receivables outstanding) compared with $132.1 million (1.70% of finance receivables outstanding) at December 31, 2001.

        Non-earning finance receivables are defined as balances from borrowers that are more than 90 days delinquent for non-credit card finance receivables or at such time as full collectibility becomes doubtful. Non-earning finance receivables on revolving credit card accounts included in retail finance are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Non-earning finance receivables were $216.3 million (3.03% of finance receivables outstanding) at June 30, 2002 compared with $238.2 million (3.06% of finance receivables outstanding) at December 31, 2001.

        Assets held for sale at June 30, 2002 totaled $71.7 million, net of a $44.3 million valuation allowance, and consisted of retail finance, consumer mortgage and small business administration net finance receivables and other repossessed assets. Assets held for sale at December 31, 2001 totaled $278.6 million, net of a $113.1 million valuation allowance. At June 30, 2002, delinquent and non-earning net finance receivables of these businesses were $27.3 million and $44.1 million, respectively, compared with $51.5 million and $54.5 million, respectively, at December 31, 2001.

Intermodal Leasing

        Losses from operations for the first half and second quarter of 2002 were $0.9 million and $2.1 million, respectively, compared with losses of $11.3 million and $3.6 million for the first half and second quarter of 2001. Operating results for the first half of 2002 included a $6.6 million net tax benefit associated with a structured financing of certain European trailer equipment. Operating results for the first half and second quarter of 2001 were favorably impacted by a $2.4 million after tax gain resulting from the termination of certain forward exchange contracts. Excluding these items, operating losses for the first half and second quarter of 2002 decreased by $6.2 million and $3.9 million, respectively, primarily due to the factors discussed below.

        Revenues for the first half and second quarter of 2002 decreased $24.7 million (11%) and $13.4 million (11%), respectively, from the first half and second quarter of 2001. The decreases were primarily due to a decline in effective per diem rates for maritime containers and lower per diem rates for European trailers.

        Expenses for the first half and second quarter of 2002 decreased $27.5 million (11%) and $14.3 million (12%), respectively, from the corresponding 2001 periods. The decreases were primarily attributable to lower operating expenses due to cost saving initiatives and lower ownership costs resulting principally from lower borrowing rates for the first half of 2002 and lower average debt levels for the second quarter of 2002.

        Maritime container utilization averaged 76% and 78% for the first half and second quarter of 2002, respectively, and 75% and 74% for the first half and second quarter of 2001. European trailer utilization was 88% for both the first half and second quarter of 2002 and 88% and 90% for the first half and second quarter of 2001, respectively.

Real Estate Information Services

        Real estate information services income from operations for the first half and second quarter of 2002 was $16.4 million and $9.3 million, respectively, compared with $24.3 million and $20.7 million for the first half and second quarter of 2001. The first half and second quarter of 2001 results of operations included a $13.0 million after tax gain from the reversal of a current state tax liability accrued, but never incurred, while operating as a division of Transamerica Corporation. Excluding this item, income from operations for the first half and second quarter of 2002 increased $5.1 million and $1.6 million, respectively, from the comparable periods of 2001, primarily due to the factors discussed below.

        Revenues increased $5.0 million (4%) for the first half of 2002 over the first half of 2001 primarily due to higher levels of mortgage lending activity, which led to higher property tax monitoring and flood certification service fees. Mortgage lending activity was lower in the second quarter of 2002 when compared with the second quarter of 2001. As a result of this lower activity, revenues for the second quarter of 2002 declined $2.3 million (4%) from the comparable prior year period.

        Operating expenses for the first half and second quarter of 2002 decreased $3.3 million (4%) and $4.8 million (10%), respectively, from the corresponding periods of 2001, principally due to cost and quality control initiatives.

        In the first quarter of 2002, as discussed in Note C of Notes to Condensed Consolidated Financial Statements, the Company determined that its ninety-five percent owned investment in TerraPoint no longer fit its long term strategy and reclassified the net assets of TerraPoint as assets held for sale. In accordance with FAS No. 144, the results of operations of TerraPoint were reclassified as discontinued operations and excluded from the previously discussed operating results. In the second quarter of 2002 the Company completed the sale of its investment in TerraPoint, which resulted in a loss of $8.1 million ($5.3 million after tax).

Other

        Results for the first half and second quarter of 2002 were losses of $2.9 million and $2.0 million, respectively, compared with income of $4.8 million and $1.4 million, respectively, for the corresponding periods of 2001. The decreases were primarily related to a $9.8 million after tax reversal in the second quarter of 2001 of a deferred state income tax liability that was no longer required. The reversal was the result of a revaluation of the current consolidated state income tax position of the Company as a result of AEGON’s acquisition of Transamerica Corporation and the relocation and reorganization of the Company. Results for the first half and second quarter of 2002 also included an after tax gain of $0.5 million and an after tax charge of $1.0 million, respectively, relating to the fair value of debt derivatives that did not qualify as hedges under FAS No. 133. This compares with charges of $0.2 million and $5.7 million, respectively, for the corresponding periods of 2001.

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

        The notional amounts of the Company’s debt derivative financial instruments were $1.3 billion at June 30, 2002 and $1.7 billion at December 31, 2001. Of these derivatives, $0.8 billion at June 30, 2002 and $1.3 billion at December 31, 2001 qualified under FAS No. 133 for hedge accounting treatment. The hedging relationships of the Company’s fair value and cash flow hedges qualified under FAS No. 133 for the “short cut method” and therefore no ineffective cash flow gains or losses were recognized.

        The fair values of the Company’s debt derivatives at June 30, 2002 and December 31, 2001 were net obligations of $0.9 million and net benefits of $5.4 million, respectively. At June 30, 2002 and December 31, 2001, these debt derivatives contained aggregate gross obligations of $6.9 million and $11.9 million, respectively, and aggregate gross benefits of $6.0 million and $17.3 million.

Impact of Adopting New Accounting Standard

        In June of 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). This statement significantly changed the accounting for goodwill and intangible assets. Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to an annual fair value impairment test. Other intangible assets continue to be amortized over their useful lives. The Company adopted FAS No. 142 as of January 1, 2002. Application of the amortization provisions of the statement relating to existing goodwill will result in a reduction in expenses of approximately $15 million for 2002.

        In the first quarter of 2002, pursuant to FAS No. 142, the Company completed its assessment of its previously recognized intangible assets and goodwill. Based on the results of this assessment, the Company reclassified $1.4 million of intangible assets as goodwill. In accordance with the transition provisions of FAS No. 142, the Company assigned all of its goodwill and intangible assets to its applicable reporting units, and completed the required transitional goodwill impairment test. The Company completed step one of the impairment test by using a discounted cash flow model to estimate the current fair values of its reporting units. These estimated fair values were then compared with their carrying values, revealing potential goodwill impairments in the Company’s intermodal leasing operation and in a reporting unit in the commercial lending operation. As a result of the identification of these potential impairments the Company was required to perform step two of the impairment test. Step two required the Company to compare the carrying value of the goodwill in these reporting units with the value of the goodwill implied by the fair value estimations. In both instances the implied fair values of the goodwill of these reporting units were found to be less than their carrying values and impairment losses were recognized for the differences. The Company recognized after tax impairment losses of $35.4 million and $8.0 million on the goodwill of the intermodal leasing operation and a reporting unit in the commercial lending operation, respectively. These losses were recorded as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of its goodwill to projected undiscounted cash flows. Under this methodology the Company did not have any goodwill impairment.

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

PART II – OTHER INFORMATION Item 6. Exhibits and Reports on Form 8-K. (a) Exhibits:

10.1	GUARANTEE, by AEGON N. V., a Netherlands based corporation, dated as of August 1, 2000, of all United States Commercial Paper Notes issued by Transamerica Finance Corporation from August 1, 2000 until December 31, 2000, incorporated by reference herein from Exhibit 99.1 of Report on Form 8-K dated August 1, 2000.

10.8	Amendment No. 4, dated as of June 14, 2002, to GUARANTEE, dated as of August 1, 2000, of all United States Commercial Paper Notes issued by Transamerica Finance Corporation.

10.9	GUARANTEE, by AEGON N. V., a Netherlands based corporation, dated as of June 14, 2002, of all Canadian Commercial Paper Notes issued by Transamerica Finance Corporation from August 1, 2000 until December 31, 2002.

12	Computation of Ratio of Earnings to Fixed Charges

99.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAMERICA FINANCE CORPORATION
(Registrant)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 8, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

Principal Financial Officer:

/s/ ROSARIO A. PERRELLI	Executive Vice President and Chief Financial Officer

(Rosario A. Perrelli)

Principal Accounting Officer:

/s/ THOMAS G. BASTIAN	Senior Vice President and Controller

(Thomas G. Bastian)
Date: August 8, 2002 13