Form 10-Q
period 2002-09-30
TRANSAMERICA FINANCE CORP
filed 2002-11-07
CIK 99193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

           Number of shares of Common Stock, $10 par value, outstanding as of close of business on November 6, 2002: 1,464,285.

           The registrant meets the conditions set forth in General Instruction H(1)(a)(b) and (c) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Balance Sheets September 30, 2002 and December 31, 2001	1

Condensed Consolidated Statements of Income Nine and Three Months Ended September 30, 2002 and 2001	2

Condensed Consolidated Statements of Cash Flows Nine and Three Months Ended September 30, 2002 and 2001	3

Notes to Condensed Consolidated Financial Statements	4

Item 2	Management’s Narrative Analysis of Results of Operations	7

Item 3	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	13

Signatures	14

Certifications	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSAMERICA FINANCE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions)

	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$31.4	$56.2

Finance receivables	6,693.8	7,774.3
Less unearned finance charges	586.9	705.7

Net finance receivables	6,106.9	7,068.6
Less allowance for losses	140.1	136.8

	5,966.8	6,931.8
Property and equipment (net of accumulated depreciation
of $1,385.1 in 2002 and $1,305.7 in 2001):
Land, buildings and equipment	49.4	68.4
Equipment held for lease	1,681.8	1,784.1
Investments (cost of $77.7 in 2002 and $68.3 in 2001)	76.5	78.3
Goodwill	262.0	305.5
Intangible assets (net of accumulated amortization of $50.5 in
2002 and $44.2 in 2001)	100.8	105.9
Assets held for sale	79.1	282.0
Other assets	421.4	519.3

	$8,669.2	$10,131.5

LIABILITIES AND STOCKHOLDER’S EQUITY
Debt:
Unsubordinated	$3,493.5	$5,488.6
Subordinated	60.5	60.5
Due to AEGON affiliates	2,318.7	1,620.9

Total debt	5,872.7	7,170.0
Deferred real estate service revenues	302.9	308.0
Accounts payable and other liabilities	964.6	921.6
Income taxes payable	412.9	387.8
Stockholder’s equity:
Preferred stock—authorized, 250,000 shares without par value;
none issued	—	—
Common stock—authorized, 2,500,000 shares of $10 par value;
issued and outstanding, 1,464,285 shares	14.6	14.6
Additional paid-in capital	1,056.4	1,294.0
Retained earnings	69.1	80.1
Accumulated other comprehensive loss	(24.0)	(44.6)

Total stockholder’s equity	1,116.1	1,344.1

	$8,669.2	$10,131.5

See notes to condensed consolidated financial statements

TRANSAMERICA FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in millions)

	Nine months ended September 30,		Three months ended September 30,
	2002	2001	2002	2001
REVENUES
Finance charges	$492.4	$640.8	$157.1	$197.0
Leasing revenues	310.0	331.1	105.1	107.7
Real estate service revenues	177.3	167.8	60.9	57.0
Other revenues	98.3	188.2	33.0	46.1

Total revenues	1,078.0	1,327.9	356.1	407.8

EXPENSES
Interest and debt expense	198.0	361.5	65.5	100.0
Depreciation on equipment held for lease	157.5	167.1	52.0	55.7
Salaries and other operating expenses	500.1	612.4	177.9	192.6
Provision for losses on receivables	77.3	101.4	25.9	26.6

Total expenses	932.9	1,242.4	321.3	374.9
Income from continuing operations before income taxes	145.1	85.5	34.8	32.9
Income tax expense	43.7	10.9	11.5	13.1

Income from continuing operations	101.4	74.6	23.3	19.8
Income (loss) from discontinued operations (net of income tax
benefit of $3.3 and $0.0 in 2002, and $1.4 and $0.6 in 2001)	(5.7)	(2.7)	0.3	(1.2)

Income before cumulative effects of accounting changes	95.7	71.9	23.6	18.6
Cumulative effects of accounting changes (net of income tax
expense (benefit) of ($2.6) in 2002 and $4.1 in 2001)	(43.4)	7.7	—	—

Net income	$52.3	$79.6	$23.6	$18.6

See notes to condensed consolidated financial statements

TRANSAMERICA FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in millions)

	Nine months ended September 30,
	2002	2001
OPERATING ACTIVITIES
Net income	$52.3	$79.6
Adjustments to reconcile net income to net cash provided by
operating activities:
Cumulative effects of accounting changes	43.4	(7.7)
Depreciation and amortization	186.0	193.6
Provision for losses on receivables	77.3	101.4
Change in accounts payable and other liabilities	43.0	(25.6)
Change in income taxes payable	25.1	(3.3)
Other	161.6	178.8

Net cash provided by operating activities	588.7	516.8

INVESTING ACTIVITIES
Finance receivables originated and purchased	(18,664.9)	(18,906.1)
Finance receivables collected and sold	19,481.5	19,860.9
Purchases of property and equipment	(66.7)	(130.1)
Sales of property and equipment	34.5	96.2
Proceeds from sales of certain assets held for sale	302.1	782.3
Other	(62.0)	(139.6)

Net cash provided by investing activities	1,024.5	1,563.6

FINANCING ACTIVITIES
Proceeds from debt financing	5,619.1	4,228.6
Repayments of debt	(7,654.0)	(6,316.2)
Proceeds from debt financing with AEGON affiliates	733.8	250.0
Capital contributions from parent company	—	104.3
Dividends to parent	(63.3)	(25.0)
Return of capital	(273.6)	(115.2)

Net cash used in financing activities	(1,638.0)	(1,873.5)

Increase (decrease) in cash and cash equivalents	(24.8)	206.9
Cash and cash equivalents at beginning of year	56.2	47.6

Cash and cash equivalents at end of period	$31.4	$254.5

See notes to condensed consolidated financial statements

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements of Transamerica Finance Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes set forth in the Company’s Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform to the 2002 classifications.

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

           The Company’s net income adjusted to exclude goodwill amortization, net of tax, was as follows:

	Nine months ended September 30,	Three months ended September 30,
	2001	2001

Reported net income	$79.6	$18.6
Add back: goodwill amortization	11.1	3.7

Adjusted net income	$90.7	$22.3

           In September of 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS No. 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This statement superseded FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and significantly changed the criteria that have to be met in order to classify an asset as held for sale. The new rules also superseded the provisions of Accounting Principles Board Opinion 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), with regard to reporting the effects of a disposal of a segment or a component of a business, requiring expected future operating losses from discontinued operations to be reported in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as required by APB 30. The Company adopted FAS No. 144 as of January 1, 2002 without any impact on the Company’s financial position or the results of its operations. With respect to the Company’s assets held for sale in its commercial lending operation, the Company will continue to account for these assets under the provisions of APB 30 as prescribed under FAS No. 144.

Note C—Discontinued Operations

           During the first quarter of 2002, the Company determined that its ninety-five percent ownership interest in TerraPoint, LLC (“TerraPoint”) did not fit its long term strategy. As a result of this determination, the Company reclassified the net assets of TerraPoint, consisting of $11.5 million of accounts receivable and fixed assets, as assets held for sale. In the second quarter of 2002, the Company completed the sale of its interest in TerraPoint, which resulted in a loss of $8.1 million ($5.3 million after tax). The condensed consolidated statements of income have been restated to reflect the results of operations of TerraPoint as a discontinued operation. TerraPoint was part of the Company’s Real Estate Information Services segment. Net revenues for TerraPoint for the nine months and third quarter of 2002 were $3.0 million and $0.0 million, respectively, and $1.8 million and $0.5 million for the comparable periods of 2001.

Note D—Consolidated Statements of Retained Earnings

	Nine months ended September 30,
	2002	2001

Balance at beginning of year	$80.1	$0.4
Net income	52.3	79.6
Dividends to parent	(63.3)	(25.0)

Balance at end of period	$69.1	$55.0

Note E — Comprehensive Income

           The components of comprehensive income were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2002	2001	2002	2001

Net income	$52.3	$79.6	$23.6	$18.6
Other comprehensive income (loss):
Change in net unrealized gains from investments marked
to fair value (net of tax)	(7.4)	(12.6)	(1.3)	(2.5)
Foreign currency translation adjustments	29.4	(24.1)	3.7	12.0
Change in unrealized gains from derivatives marked to
fair value (net of tax)	(1.4)	(2.6)	(1.0)	(1.6)
Cumulative effect of accounting change (net of tax)	—	0.3	—	—

Comprehensive income	$72.9	$40.6	$25.0	$26.5

Item 2. Management’s Narrative Analysis of Results of Operations.

           The following tables set forth revenues and income (loss) by line of business for the periods indicated:

	Nine months ended September 30,
	Revenues		Income (loss)
	2002	2001	2002	2001

Commercial lending	$591.6	$823.0	$91.9	$69.1
Intermodal leasing	308.0	335.3	(3.1)	(16.0)
Real estate information services	180.2	171.5	27.1	32.0
Other(1)	(1.8)	(1.9)	(14.5)	0.6

	$1,078.0	$1,327.9	101.4	85.7

Amortization of goodwill (net of tax)			—	(11.1)

Income from continuing operations			101.4	74.6
Loss from discontinued operations (net of tax)			(5.7)	(2.7)

Income before cumulative effects of
accounting changes			95.7	71.9
Cumulative effects of accounting changes (net of tax)			(43.4)	7.7

Net income			$52.3	$79.6

	Three months ended September 30,
	Revenues		Income (loss)
	2002	2001	2002	2001

Commercial lending	$188.8	$243.6	$26.4	$24.7
Intermodal leasing	105.6	108.2	(2.2)	(4.7)
Real estate information services	62.0	58.3	10.7	7.7
Other(1)	(0.3)	(2.3)	(11.6)	(4.2)

	$356.1	$407.8	23.3	23.5

Amortization of goodwill (net of tax)			—	(3.7)

Income from continuing operations			23.3	19.8
Income (loss) from discontinued operations (net of tax)			0.3	(1.2)

Net income			$23.6	$18.6

(1) Unallocated items including intercompany eliminations.

Commercial Lending

           Income from operations for the nine months and third quarter of 2002 was $91.9 million and $26.4 million, respectively, compared with income of $69.1 million and $24.7 million for the corresponding periods of 2001. During the nine months and third quarter of 2002, the commercial lending operation sold $31.4 million and $7.8 million, respectively, of small business administration loan net finance receivables and $242.0 million and $48.5 million of retail finance net finance receivables at their net carrying values. During the first nine months and third quarter of 2001, the commercial lending operation sold approximately $770 million and $320 million, respectively, of retail finance net finance receivables, which resulted in after tax gains of $7.7 million and $0.7 million, respectively. Additionally, during the first nine months of 2001, the operation recorded an after tax gain of $1.2 million from the sale of certain assets of the insurance premium finance business. In connection with the insurance premium finance asset sale, a decision was made to liquidate the remaining insurance premium finance net finance receivables and reclassify the net carrying value of those receivables from assets held for sale to net finance receivables. Operating results for the first nine months of 2001 also included $3.2 million in after tax gains resulting from the sale of a portion of stock received from the exercise of stock warrants. Excluding the above items, income from operations for the nine months and third quarter of 2002 increased $34.9 million (61%) and $2.4 million (10%), respectively, from the comparable prior year periods. Operating results for the nine months and third quarter ended September 30, 2002 benefited from lower operating expenses and lower provisions for losses. These reductions in costs more than offset declining finance margins for the comparable periods. The declines in finance margins were principally attributable to lower average net finance receivables outstanding which was primarily due to continued reductions in the liquidating and assets held for sale portfolios and an overall reduction in customer utilization of available credit lines.

           Revenues for the nine months and third quarter of 2002 decreased $231.4 million (28%) and $54.8 million (23%), respectively, from the corresponding periods of 2001. The decreases were principally a result of the decline in average net finance receivables outstanding and the sale and liquidation of net finance receivables in assets held for sale.

           Interest expense decreased $149.0 million (50%) and $37.9 million (47%), respectively, for the nine months and third quarter of 2002 from the comparable periods of 2001. The decreases were primarily due to lower borrowing rates. Operating expenses for the nine months and third quarter of 2002 decreased $97.1 million (31%) and $19.2 million (20%), respectively, relative to the corresponding periods of 2001. The decreases were primarily due to lower costs associated with the lower levels of liquidating receivables and assets held for sale. The provision for losses on finance receivables for the nine months and third quarter of 2002 decreased $24.1 million (24%) and $0.7 million (3%), respectively, from corresponding periods of 2001, principally as a result of lower credit losses on technology loans and leases. Net annualized credit losses as a percentage of average net finance receivables outstanding were 1.44% for the nine months and 1.92% for the third quarter of 2002 compared with 1.84% and 1.94% for the corresponding periods of 2001.

           Net finance receivables outstanding at September 30, 2002 decreased $961.6 million (14%) from December 31, 2001 principally as a result of a slowdown in the economy, which led to a reduction in customer utilization of available credit lines. Management has established an allowance for losses on net finance receivables of $140.1 million (2.29% of net finance receivables outstanding) at September 30, 2002 compared with $136.8 million (1.94% of net finance receivables outstanding) at December 31, 2001. The increase from December 31, 2001 in the allowance as a percentage of net finance receivables outstanding was primarily due to the retention of reserves on certain non-earning accounts whose ultimate resolution is pending and the maintenance of a stable reserve on the liquidating portfolio. Also, as a result of the slowdown in the economy and the financial difficulties of certain of the Company’s customers, management is closely monitoring its transportation industry finance receivables, particularly those related to the airline industry, for possible impairment.

           Delinquent finance receivables are defined as the installment balance for inventory finance and asset-based lending finance receivables more than 60 days past due and the receivable balance for all other finance receivables more than 60 days past due. At September 30, 2002, delinquent receivables were $100.2 million (1.50% of finance receivables outstanding) compared with $132.1 million (1.70% of finance receivables outstanding) at December 31, 2001.

           Non-earning finance receivables are defined as balances from borrowers that are more than 90 days delinquent for non-credit card finance receivables or at such time as full collectibility becomes doubtful. Non-earning finance receivables on revolving credit card accounts included in retail finance are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Non-earning finance receivables were $185.7 million (2.77% of finance receivables outstanding) at September 30, 2002 compared with $238.2 million (3.06% of finance receivables outstanding) at December 31, 2001. The decline was primarily the result of resolutions of certain accounts through a combination of collections and charge-offs, particularly related to technology loans and leases.

           Assets held for sale at September 30, 2002 totaled $54.0 million, net of a $29.3 million valuation allowance, and consisted of consumer mortgage and small business administration net finance receivables and other repossessed assets. The balance of the Company’s retail net finance receivables were disposed of during the third quarter of 2002. Assets held for sale at December 31, 2001 totaled $278.6 million, net of a $113.1 million valuation allowance. At September 30, 2002, delinquent and non-earning net finance receivables of these businesses were $25.4 million and $36.5 million, respectively, compared with $51.5 million and $54.5 million, respectively, at December 31, 2001.

Intermodal Leasing

           Losses from operations for the nine months and third quarter of 2002 were $3.1 million and $2.2 million, respectively, compared with losses of $16.0 million and $4.7 million for the corresponding periods of 2001. Operating results for the nine months of 2002 included a $6.6 million net tax benefit associated with a structured financing of certain European trailer equipment. Operating results for the first nine months of 2001 were favorably impacted by a $2.4 million after tax gain resulting from the termination of certain forward exchange contracts. Excluding these items, operating results for the nine months and third quarter of 2002 improved by $8.7 million and $2.5 million, respectively, primarily due to the factors discussed below.

           Revenues for the nine months and third quarter of 2002 decreased $27.3 million (8%) and $2.6 million (2%), respectively, from the corresponding periods of 2001. The decreases were primarily due to declines in per diem rates for maritime containers and fewer European trailers on-hire, partially offset by more maritime containers on-hire.

           Expenses for the nine months and third quarter of 2002 decreased $31.8 million (9%) and $4.3 million (4%), respectively, from the corresponding periods of 2001. The decreases were primarily attributable to lower ownership costs resulting principally from lower borrowing rates and a smaller fleet size. Contributing to the decline for the nine months of 2002 were decreases in fleet operating costs primarily related to increased utilization of maritime containers, partially offset by valuation provisions recorded on certain European trailers and maritime containers reclassified to assets held for sale.

           Marine container utilization averaged 78% and 81% for the nine months and third quarter of 2002, respectively, and 74% and 73% for the corresponding periods of 2001. European trailer utilization was 88% for the nine months and third quarter of 2002 and 2001.

Real Estate Information Services

           Real estate information services income from operations for the nine months and third quarter of 2002 was $27.1 million and $10.7 million, respectively, compared with $32.0 million and $7.7 million for the same periods of 2001. Income from operations for the first nine months of 2001 included a $13.0 million after tax gain, recorded in the second quarter, from the reversal of a current state tax liability accrued, but never incurred, while operating as a division of Transamerica Corporation. Excluding this item, income from operations for the nine months and third quarter of 2002 increased $8.1 million (43%) and $3.0 million (42%) from the comparable periods of 2001, primarily due to the factors discussed below.

           Revenues for the nine months and third quarter of 2002 increased $8.7 million (5%) and $3.7 million (6%), respectively, compared with the same periods of 2001. The increases were primarily due to higher levels of mortgage refinancing activity, which led to higher flood certification and property tax monitoring service fees.

           Operating expenses for the nine months and third quarter of 2002 decreased $4.9 million (4%) and $1.6 million (4%), respectively, compared with the same periods of 2001, primarily due to cost control and quality improvement initiatives.

           In the first quarter of 2002, as discussed in Note C of Notes to Condensed Consolidated Financial Statements, the Company determined that its ninety-five percent ownership interest in TerraPoint no longer fit its long term strategy and reclassified the net assets of TerraPoint as assets held for sale. In accordance with FAS No. 144, the results of operations of TerraPoint were reclassified as discontinued operations. In the second quarter of 2002, the Company completed the sale of its interest in TerraPoint, which resulted in a loss of $8.1 million ($5.3 million after tax).

Other

           Losses for the nine months and third quarter of 2002 were $14.5 million and $11.6 million, respectively, compared with income of $0.6 million and losses of $4.2 million, for the corresponding periods of 2001. Results for the nine months and third quarter of 2002 included a $3.3 million after tax charge relating to a tentative settlement of litigation in connection with a former business of the Company that was disposed of during 1999. Results for the nine months and third quarter of 2002 also included after tax charges of $4.9 million and $5.4 million, respectively, relating to the fair value of debt derivatives that did not qualify as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”). This compares with after tax charges of $1.7 million and $1.5 million, respectively, for the corresponding periods of 2001. Results for the first nine months of 2001 also included a gain of $9.8 million after tax, resulting from a tax reversal in the second quarter of 2001 of a deferred state income tax liability that was no longer required. The tax reversal in 2001 was the result of a revaluation of the current consolidated state income tax position of the Company as a result of AEGON’s acquisition of Transamerica Corporation and the relocation and reorganization of the Company. Excluding the above items, results for the nine months and third quarter 2002 improved by $1.2 million (16%) and decreased by $0.2 million (7%), respectively, from the comparable prior year periods.

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

           The notional amounts of the Company’s debt derivative financial instruments were $0.5 billion at September 30, 2002 and $1.7 billion at December 31, 2001. Of these derivatives, $0.3 billion at September 30, 2002 and $1.3 billion at December 31, 2001 qualified under FAS No. 133 for hedge accounting treatment. The hedging relationships of the Company’s fair value and cash flow hedges qualified under FAS No. 133 for the “short cut method” and therefore no ineffective cash flow gains or losses were recognized.

           The fair values of the Company’s debt derivatives at September 30, 2002 and December 31, 2001 were net obligations of $6.4 million and net benefits of $5.4 million, respectively. At September 30, 2002 and December 31, 2001, these debt derivatives contained aggregate gross obligations of $17.4 million and $11.9 million, respectively, and aggregate gross benefits of $11.0 million and $17.3 million.

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

           In June of 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“FAS No. 146”). This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company expects to adopt this statement as of January 1, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

           Omitted in accordance with General Instruction H.

Item 4. Controls and Procedures.

           As of a date (the “Evaluation Date”) within 90 days prior to this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective to timely alert them to material information required to be included in the Company’s Exchange Act filings. Subsequent to the Evaluation Date, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.1	GUARANTEE, by AEGON N. V., a Netherlands based corporation, dated as of August 1, 2000, of all United States Commercial Paper Notes issued by Transamerica Finance Corporation from August 1, 2000 until December 31, 2000, incorporated by reference herein from Exhibit 99.1 of Report on Form 8-K dated August 1, 2000.

10.8	Amendment No. 4, dated as of June 14, 2002, to GUARANTEE, dated as of August 1, 2000, of all United States Commercial Paper Notes issued by Transamerica Finance Corporation, incorporated by reference herein from Exhibit 10.8 of Report on Form 10-Q dated August 8, 2002.

10.9	GUARANTEE, by AEGON N. V., a Netherlands based corporation, dated as of June 14, 2002, of all Canadian Commercial Paper Notes issued by Transamerica Finance Corporation from August 1, 2000 until December 31, 2002, incorporated by reference herein from Exhibit 10.9 of Report on Form 10-Q dated August 8, 2002.

12	Computation of Ratio of Earnings to Fixed Charges.

99.2	Certification of Quarterly Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAMERICA FINANCE CORPORATION
(Registrant)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 7, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

Principal Financial Officer:

/s/ ROSARIO A. PERRELLI	Executive Vice President and Chief Financial Officer

(Rosario A. Perrelli)

Principal Accounting Officer:

/s/ THOMAS G. BASTIAN	Senior Vice President and Controller

(Thomas G. Bastian)

Date:    November 7, 2002

CERTIFICATIONS

I, ROBERT A. WATSON, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Transamerica Finance Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls, and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT A. WATSON	Chairman and Chief Executive Officer

(Robert A. Watson)

Date:    November 7, 2002

I, ROSARIO A. PERRELLI, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Transamerica Finance Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls, and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROSARIO A. PERRELLI	Executive Vice President and Chief Financial Officer

(Rosario A. Perrelli)

Date:    November 7, 2002