Form 10-K
period 2002-12-31
TRANSAMERICA FINANCE CORP
filed 2003-03-06
CIK 99193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002             Commission File Number 1-6798

TRANSAMERICA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-1077235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
9399 West Higgins Road, Rosemont, Illinois	60018
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (847) 685-1100 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
7.10% Senior Quarterly Interest Bonds due 2028	New York Stock Exchange

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

YES     X        NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES             NO     X

     All of the outstanding shares of the registrant’s capital stock are owned by Transamerica Corporation.

     Number of shares of common stock, $10 par value, outstanding as of the close of business on March 5, 2003: 1,464,285.

     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

PART I

ITEM 1.  BUSINESS

The Company

     Transamerica Finance Corporation is a financial services organization that is headquartered in Rosemont, Illinois and conducts business primarily through its subsidiaries in commercial lending, intermodal leasing and real estate information services. Unless the context indicates otherwise, the terms “Company” and “Registrant” as used herein refer to Transamerica Finance Corporation and its subsidiaries. Transamerica Finance Corporation is a wholly owned subsidiary of Transamerica Corporation (“Transamerica”), which is a direct subsidiary of AEGON N.V., an international insurance company. AEGON N.V. is domiciled in the Netherlands with major operations in the United States, the Netherlands, the United Kingdom and Canada. In the normal course of its operations, the Company has various transactions with AEGON N.V. and certain subsidiaries of AEGON N.V. (collectively, “AEGON”).

     The Company’s principal assets are finance receivables (net of unearned finance charges and allowance for losses) and equipment held for lease, which combined totaled $7.6 billion at December 31, 2002 and $8.7 billion at December 31, 2001. For further information on the Company’s finance receivables see below under the Commercial Lending heading and Note C of Notes to Consolidated Financial Statements, included in Item 8. The Company provides capital for its operations which is allocated based on expected returns, the ratio of debt to equity and the capital needs of the operations. In the second half of 2000, AEGON began providing all of the Company’s long-term debt requirements. Prior to that time, the Company offered publicly, from time to time, senior and subordinated debt securities. The most recent public debt issuance of $0.9 billion occurred in the first half of 2000. AEGON provided $1.3 billion in term debt to the Company in 2002 and $1.1 billion in 2001. The Company’s total debt was $6.1 billion at December 31, 2002 and $7.2 billion at December 31, 2001. The ratio of debt to tangible equity was 6.5:1 at December 31, 2002 and 2001. Tangible equity, for the purpose of this calculation, is defined as total equity less goodwill plus minority interest. See Note D of Notes to Consolidated Financial Statements and Management’s Narrative Analysis of Results of Operations for further discussions of the Company’s borrowing activities and liquidity.

Business Segment Information

     The Company operates primarily through three business segments: commercial lending, intermodal leasing and real estate information services, each of which is described below. See Note L of Notes to Consolidated Financial Statements for business segment data.

     In 2000, the Company determined that certain of its businesses did not fit its long-term strategy. As a result of this determination, the Company reclassified certain assets of these businesses as assets held for sale. The Company also identified certain other loan and lease portfolios as liquidating and retained those portfolios in finance receivables. The assets reclassified as assets held for sale included $2.0 billion of net finance receivables from the insurance premium finance, retail finance, consumer mortgage and small business administration loan businesses of the commercial lending operation, and $850.0 million of tank container and domestic products equipment from the intermodal leasing operation. Since their reclassifications, substantially all of these assets have been disposed of in accordance with management’s plans. At December 31, 2002, $36.0 million of these assets, net of a valuation allowance of $21.7 million, remained in assets held for sale and $75.7 million of the Company’s finance receivables were identified as liquidating.

     Commercial Lending

     The commercial lending operation provides loans and leases primarily through four businesses: distribution finance, business capital, equipment financial services and specialty finance. The operation’s offices are located in the United States, Europe, Canada, Mexico and India.

     Distribution finance provides manufacturers, distributors and dealers with inventory floorplan financing, factoring of receivables, asset-based loans, accounts receivable servicing and financing and commercial credit insurance brokerage. Since 1953, manufacturers and their customers have relied on distribution finance’s customized financing programs to meet their financing needs. Distribution finance manages receivables in 67 countries located in North America, Europe, Latin America and Asia. Its wholesale financing information system is multi-lingual and multi-currency and provides internet connectivity to manufacturers and retailers for account management.

     Distribution finance’s manufacturer customers range from small regional to Fortune 500 multi-national manufacturers. In addition to financing services, distribution finance also provides manufacturers with other distribution products and services and the opportunity for profit sharing through joint ventures. These joint ventures generally involve the use of a distinct legal entity that is jointly owned by the manufacturer and the Company. Finance receivables are originated by the joint venture entity, which obtains all of its debt financing from the Company. Profits and losses are distributed according to the joint venture agreement. These entities are generally consolidated in the Company’s books with the manufacturers’ investment reflected as minority interest. Distribution finance’s distributor customers range from small regional consolidators to large national companies. Services offered to distributors include servicing and funding of accounts receivable, inventory financing and asset-based loans. Distribution finance’s dealer customers range from small local to multinational “big box” retailers. Products offered to dealers range from inventory floorplan financing to asset-based loans. In addition, the operation also operates seven retail locations in Canada that are utilized in conjunction with franchising and dealer support operations.

     Business capital provides asset-based and structured finance loans to middle-market customers in manufacturing, retailing, distribution and selected service businesses. These revolving and term loans are collateralized by tangible assets and enterprise values. Credit lines extended typically range from $5 million to $150 million, of which the Company retains up to $50 million. Contractual terms range from three to five years. Asset-based loans are limited by specific advance rates against the borrower’s eligible collateral and structured finance loans are limited by enterprise values and certain multiples of cash flows.

     Equipment financial services provides loan and lease financing to middle-market customers globally and to the domestic public sector, secured by essential use or revenue producing equipment. The primary industries served include shipping, manufacturing, aviation, public finance, port handling equipment, water transportation, railroad and motor freight. Customer outstandings average approximately $4 million and contractual terms range from three to fifteen years.

     Specialty finance provides commercial real estate bridge loans to developers and investors, as well as financing to early stage life science and information technology companies. Commercial real estate bridge loans are typically floating rate loans, secured by a first mortgage, used to fund the acquisition or refinancing of income producing properties. Loan to value ratios typically range from 75% to 85% with all property valuations supported by independent third party appraisals. Terms are generally three to five years. Technology financing consists of senior term and revolving loans and equipment loans and leases to finance product development, manufacturing and other business activities. Stock warrants are received in connection with many of these transactions.

     The commercial lending industry is highly competitive. In addition to competition from other finance companies and commercial banks, there is competition from captive finance subsidiaries of manufacturing companies. The commercial lending operation competes by offering a variety of financing products and superior customer service, including prompt credit review and competitive pricing.

The following table sets forth certain statistical information relating to the commercial lending operation’s finance receivables for the years indicated:
	Years Ended December 31,
	2002	2001	2000
	(Dollar amounts in millions)
Volume of finance receivables originated: (1)
Distribution finance	$19,997.6	$20,343.3	$21,348.1
Business capital	4,427.1	3,605.0	3,168.8
Equipment financial services	637.0	988.0	1,720.1
Specialty finance	138.0	304.9	387.0

Subtotal	25,199.7	25,241.2	26,624.0
Other	3.1	657.8	3,516.0

	$25,202.8	$25,899.0	$30,140.0

Finance receivables outstanding at end of year:
Distribution finance	$2,243.4	$2,440.4	$2,913.3
Business capital	1,281.3	1,439.1	1,432.4
Equipment financial services	2,609.5	3,044.1	3,478.7
Specialty finance	539.0	678.6	836.5

Subtotal	6,673.2	7,602.2	8,660.9
Other (2)	75.7	172.1	640.7

	6,748.9	7,774.3	9,301.6
Less unearned finance charges	561.1	705.7	846.5

Net finance receivables—owned	6,187.8	7,068.6	8,455.1
Net finance receivables—securitized:
Distribution finance	2,402.6	2,291.2	2,416.3
Equipment financial services	350.0	350.0	350.0

	2,752.6	2,641.2	2,766.3

Net finance receivables—owned and securitized (3)	$8,940.4	$9,709.8	$11,221.4

Allowance for losses	$181.3	$136.8	$158.9
Ratio to net finance receivables outstanding:
Owned	2.93%	1.94%	1.88%
Owned and securitized (4)	2.34%	1.68%	1.66%
Provision for losses on receivables	$160.2	$138.6	$137.6
Credit losses (net of recoveries) (5)	$105.2	$165.9	$80.8
Ratio to average net finance receivables
outstanding: (6)
Owned	1.62%	2.15%	0.91%
Owned and securitized	1.15%	1.56%	0.68%

(1)	Includes volume from finance receivables sold or held for sale through the dates such finance receivables were reclassified as assets held for sale.

(2)	Finance receivables classified as assets held for sale are excluded from the presentation and finance receivables identified as liquidating are shown under “Other”.

(3)	Excludes securitized net finance receivables related to finance receivables classified as assets held for sale.

(4)	Includes allowance for losses on the securitized portfolio of $27.6 for 2002, $26.5 for 2001 and $27.7 for 2000, which is classified in accounts payable and other liabilities in the consolidated balance sheets.

(5)	Includes credit losses from finance receivables sold or held for sale through the dates such finance receivables were reclassified as assets held for sale.

(6)	Includes average net finance receivables from finance receivables sold or held for sale through the dates such finance receivables were reclassified as assets held for sale.

3

     Intermodal Leasing

     The intermodal leasing operation provides service, rental and term operating leases through a worldwide network of offices, third party depots and other facilities. The operation also utilizes modern technology, including its Tradex™ online internet capability, to enable maritime container customers around the world to perform on-hire and off-hire transactions. The operation’s customers include steamship lines, distribution companies, manufacturers and transport companies. In 2002, the operation’s top four customers accounted for approximately 26% of its total revenues. Its main competitors are other transportation equipment leasing companies and financial institutions.

     The intermodal leasing operation offers a wide variety of equipment used in commerce around the world. Its fleet consists of over 674,000 maritime containers (consisting of units that are owned and units that are managed for and leased from others) operating throughout international and domestic markets and over 19,000 European trailers operating throughout the United Kingdom and Western Europe. Lease terms range from one to ten years. At December 31, 2002, 62% of the operation’s fleet was on term lease or service contract minimum lease. Maritime containers are standard twenty and forty foot containers and come in specialized types, such as refrigerated, open top and flat rack equipment types, that allow goods to travel by road, rail or ship. European trailers are curtainsider, refrigerated and box van over-the-road trailers.

     The intermodal leasing operation is influenced primarily by the volume of international and domestic trade. It conducts business with customers throughout the world and is thus subject to the risks of operating in disparate political and economic conditions. Offsetting this risk is the worldwide nature of its business and the ability of its customers to shift their operations from areas of unfavorable political and/or economic conditions to more promising locations.

     Real Estate Information Services

     The real estate information services operation provides property tax payment and reporting, flood certification and other real estate information services to its customers. The real estate information services industry consists of nationwide, regional and local competitors. The operation’s only major nationwide competitor is The First American Corporation, which competes through its tax service and flood certification businesses. The largest component of this operation is the tax service business, which provides tax payment and reporting to mortgage lenders and servicers nationwide. The operation’s primary source of business is large multi-state mortgage lenders and servicers. For 2002, 90% of the operation’s gross billed revenue represented fees for life of loan property tax payment and reporting and flood certifications. In 2002, the operation’s top five customers accounted for approximately 53% of its net billed revenues. See Note B of Notes to Consolidated Financial Statements for a discussion of the Company’s real estate service revenue recognition policy.

     The operation is one of the largest providers of property tax payment and reporting services in the United States. On behalf of mortgage lenders and servicers, the tax service business oversees and reports on the payment of property taxes to taxing authorities on the real estate securing the lenders’ loans, generally for the life of such loans. In general, providers of tax payment and reporting services indemnify mortgage lenders and servicers against losses resulting from a failure to pay and report property taxes in accordance with applicable contractual terms. The fee that is charged to service each mortgage loan varies by the geographic dispersion of the lender’s loan portfolio and the type of service provided.

     The real estate information services operation also provides flood certifications. This business furnishes flood zone determination reports to mortgage lenders and indemnifies those lenders against certain losses in the event such reports prove to be incorrect. These reports provide information reflecting whether or not property securing a loan is in a governmentally delineated special flood hazard area. Mortgage lenders are generally required to obtain a determination of a property’s current flood zone status at the time each loan is originated and to obtain updates during the life of the loan.

     Effective during the first quarter of 2002, the tax service business entered into a contract with the largest mortgage servicer in the United States. This servicer became the operation’s largest customer for 2002, representing approximately 20% of its net billed revenue for the year. During the fourth quarter of 2002, the operation’s second largest customer notified the Company that it would not renew its contract, which expires in the second quarter of 2003. This customer represented approximately 18% of the operation’s net billed revenue for 2002. The Company anticipates that its life of loan reporting obligation to this customer will terminate during 2003, at which time the Company will recognize the remaining deferred revenue associated with this customer.

     Real estate information services revenue is tied to the mortgage industry as a whole. Billed revenue for the operation will correlate directly with the overall level of mortgage origination activity. The operation’s earned revenue is somewhat less sensitive to changes in mortgage origination activity levels than its billed revenue because of the Company’s revenue recognition policy, which is described in Note B of Notes to Consolidated Financial Statements.

Regulation

     The Company’s activities are subject to a variety of federal, state, local and international regulations. To date, compliance with such regulations has not had a material adverse effect on the Company’s consolidated financial position or results of operations.

Employees

     The Company employed approximately 3,900 persons at December 31, 2002.

Return on Assets and Equity

     Certain information regarding the Company’s consolidated return on assets and equity and certain other ratios are set forth below:

	Years ended December 31,
	2002	2001	2000
Return on assets (1)	1.1%	0.9%	0.2%
Return on equity (2)	8.3%	6.4%	1.2%
Return on tangible equity (3)	10.7%	9.3%	2.8%
Equity to assets ratio (4)	13.3%	13.4%	13.6%

(1)	Income from continuing operations divided by total average assets from continuing operations (2 point method).

(2)	Income from continuing operations divided by total average equity from continuing operations (2 point method).

(3)	Income from continuing operations before the amortization of goodwill divided by tangible equity from continuing operations (2 point method) (tangible equity is defined as total equity less goodwill).

(4)	Total average equity from continuing operations divided by total average assets from continuing operations (2 point method).

Consolidated Ratios of Earnings to Fixed Charges The following schedule sets forth the consolidated ratios of earnings to fixed charges:
Years ended December 31,
2002	2001	2000	1999	1998
1.55	1.22	1.09	1.66	1.75

     The ratios were computed by dividing income from continuing operations before income taxes and fixed charges, by fixed charges. Fixed charges consist of interest and debt expense and one-third of rent expense, which approximates the interest factor.

ITEM 2.  PROPERTIES

     The Company conducts its businesses from various facilities through a worldwide network of offices and other facilities, all of which are leased, as well as third party depots. One facility is leased by the Company through the use of a synthetic lease arrangement.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is party to various pending or threatened legal or regulatory proceedings arising in the course of its businesses. Based upon information presently available, and in light of legal and other defenses and insurance coverage available to the Company, liabilities arising from these matters are not expected to have a material effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted in accordance with General Instruction I.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

     Not applicable. All of the outstanding shares of the Registrant’s capital stock are owned by Transamerica, which is a direct subsidiary of AEGON N.V.

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

     We have audited the accompanying consolidated balance sheets of Transamerica Finance Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows, and stockholder’s equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerica Finance Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note F to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets, and as described in Note B to the financial statements, in 2001 the Company changed its method of accounting for derivatives.

Chicago, Illinois
February 4, 2003

TRANSAMERICA FINANCE CORPORATION CONSOLIDATED BALANCE SHEETS (Dollar amounts in millions)

	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$65.1	$56.2
Finance receivables	6,748.9	7,774.3
Less unearned finance charges	561.1	705.7

Net finance receivables	6,187.8	7,068.6
Less allowance for losses	181.3	136.8

	6,006.5	6,931.8
Property and equipment (net of accumulated depreciation of $1,356.2 for 2002 and $1,305.7 for 2001):
Land, buildings and equipment	46.5	68.4
Equipment held for lease	1,625.5	1,784.1
Investments (cost of $74.5 for 2002 and $68.3 for 2001)	77.7	78.3
Goodwill	262.1	305.5
Other intangible assets (net of accumulated amortization of $53.2 for
2002 and $44.2 for 2001)	98.2	105.9
Assets held for sale (net of a valuation allowance of $59.9 for 2002
and $117.3 for 2001)	105.4	282.0
Advances due from affiliates	76.2	46.2
Other assets	493.5	473.1

	$8,856.7	$10,131.5

LIABILITIES AND STOCKHOLDER'S EQUITY
Debt:
Unsubordinated	$3,553.7	$5,488.6
Subordinated	53.5	60.5
Due to AEGON	2,468.8	1,620.9

Total debt	6,076.0	7,170.0
Deferred real estate service revenues	298.9	308.0
Accounts payable and other liabilities	934.5	921.6
Income taxes payable ($404.3 for 2002 and $368.7 for 2001 are
deferred)	402.8	387.8
Stockholder's equity:
Preferred stock—authorized, 250,000 shares without par value;
none issued	—	—
Common stock—authorized, 2,500,000 shares of $10 par value;
issued and outstanding, 1,464,285 shares	14.6	14.6
Additional paid-in capital	1,061.8	1,294.0
Retained earnings	70.8	80.1
Accumulated other comprehensive loss	(2.7)	(44.6)

Total stockholder's equity	1,144.5	1,344.1

	$8,856.7	$10,131.5

See notes to consolidated financial statements 8

TRANSAMERICA FINANCE CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Dollar amounts in millions)

	Years ended December 31,
	2002	2001	2000
REVENUES
Finance charges	$636.0	$817.2	$1,042.4
Leasing revenues	419.6	438.0	631.0
Real estate service revenues	241.3	227.4	240.4
Other revenues	129.3	236.2	252.4

Total revenues	1,426.2	1,718.8	2,166.2
EXPENSES
Interest and debt expense	244.0	441.2	601.6
Depreciation on equipment held for lease	209.7	220.2	283.3
Salaries and other operating expenses	666.3	815.6	857.1
Provision for losses on receivables	160.2	138.6	137.6
Provision for expected losses on disposal of assets
of business units	—	—	231.6

Total expenses	1,280.2	1,615.6	2,111.2
Income from continuing operations before income taxes	146.0	103.2	55.0
Income tax expense	41.4	4.6	33.4

Income from continuing operations	104.6	98.6	21.6
Loss from discontinued operations (net of income tax benefit
of $4.0 for 2002, $3.1 for 2001 and $1.2 for 2000)	(7.2)	(1.6)	(2.0)

Income before cumulative effects of accounting changes	97.4	97.0	19.6
Cumulative effects of accounting changes (net of income tax
expense (benefit) of ($2.6) for 2002 and $4.1 for 2001)	(43.4)	7.7	—

Net income	$54.0	$104.7	$19.6

See notes to consolidated financial statements 9

TRANSAMERICA FINANCE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in millions)

	Years ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES
Net income	$54.0	$104.7	$19.6
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effects of accounting changes	43.4	(7.7)	—
Depreciation and amortization	247.9	256.6	328.1
Provision for losses on receivables	160.2	138.6	137.6
Provision for expected losses on disposal of assets
of business units	—	—	231.6
Change in accounts payable and other liabilities	12.9	(118.0)	(116.6)
Change in income taxes payable	15.0	(11.8)	15.1
Other	44.9	110.0	36.2

Net cash provided by operating activities	578.3	472.4	651.6
INVESTING ACTIVITIES
Finance receivables originated	(24,926.9)	(25,477.4)	(29,505.3)
Finance receivables collected and sold	25,546.7	26,770.5	27,571.2
Purchases of property and equipment	(124.1)	(135.7)	(309.0)
Sales of property and equipment	65.5	111.5	119.7
Proceeds from sales of assets held for sale	338.8	887.7	1,732.8
Other	(34.8)	(110.4)	42.3

Net cash provided by (used in) investing activities	865.2	2,046.2	(348.3)
FINANCING ACTIVITIES
Proceeds from non-affiliate debt financing	7,428.9	6,178.8	5,922.4
Repayments of non-affiliate debt	(9,393.1)	(9,672.7)	(6,402.2)
Proceeds from debt financing with AEGON	1,290.0	1,129.0	400.0
Repayments of debt to AEGON	(350.0)	—	—
Capital contributions from parent	—	104.3	297.0
Dividends to parent	(63.3)	(25.0)	(56.5)
Return of capital to parent	(347.1)	(224.4)	(440.2)

Net cash used in financing activities	(1,434.6)	(2,510.0)	(279.5)

Increase in cash and cash equivalents	8.9	8.6	23.8
Cash and cash equivalents at beginning of year	56.2	47.6	23.8

Cash and cash equivalents at end of year	$65.1	$56.2	$47.6

See notes to consolidated financial statements 10

TRANSAMERICA FINANCE CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (Dollar amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 1999	$14.6	$1,749.9	$37.3		$7.5	$1,809.3
Comprehensive income:
Net income			19.6	$19.6
Other comprehensive loss				(7.8)	(7.8)

Comprehensive income				$11.8

Capital contributions from
parent		370.0
Dividends to parent			(56.5)
Return of capital to parent		(440.2)

Balance at December 31, 2000	14.6	1,679.7	0.4		(0.3)	1,694.4
Comprehensive income:
Net income			104.7	$104.7
Other comprehensive loss				(44.3)	(44.3)

Comprehensive income				$60.4

Capital contributions from
parent		31.3
Dividends to parent			(25.0)
Return of capital to parent		(417.0)

Balance at December 31, 2001	14.6	1,294.0	80.1		(44.6)	1,344.1
Comprehensive income:
Net income			54.0	$54.0
Other comprehensive
income				41.9	41.9

Comprehensive income				$95.9

Capital contributions from
parent		5.3
Dividends to parent			(63.3)
Return of capital to parent		(237.5)

Balance at December 31, 2002	$14.6	$1,061.8	$70.8		$(2.7)	$1,144.5

See notes to consolidated financial statements 11

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Organization

     Transamerica Finance Corporation is a financial services organization that conducts business primarily through its subsidiaries in commercial lending, intermodal leasing and real estate information services. Unless the context indicates otherwise, the terms “Company” and “Registrant” as used herein refer to Transamerica Finance Corporation and its subsidiaries. Transamerica Finance Corporation is a wholly owned subsidiary of Transamerica Corporation (“Transamerica”), which is a direct subsidiary of AEGON N.V., an international insurance company. AEGON N.V. is domiciled in the Netherlands with major operations in the United States, the Netherlands, the United Kingdom and Canada.

     Business Realignment:  In 2000, the Company determined that certain of its businesses did not fit its long-term strategy. As a result of this determination, the Company reclassified certain assets of these businesses as assets held for sale. The Company also identified certain other loan and lease portfolios as liquidating and retained those portfolios in finance receivables. The reclassified assets included $2.0 billion of net finance receivables from the insurance premium finance, retail finance, consumer mortgage and small business administration loan businesses of the commercial lending operation, and $850.0 million of tank container and domestic products equipment from the intermodal leasing operation. A $231.6 million ($159.2 million after tax) provision for expected losses on the disposal of the businesses reclassified to assets held for sale was taken during 2000. The charge was primarily for the write-off of related goodwill and other intangible assets and for the reduction of the carrying value of the reclassified net finance receivables to their estimated realizable value. Since their reclassifications, substantially all of these assets have been disposed of in accordance with management’s plans. At December 31, 2002, $36.0 million of these assets, net of a valuation allowance of $21.7 million, remained in assets held for sale and $75.7 million of the Company’s finance receivables were identified as liquidating.

Note B—Significant Accounting Policies

     Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, primarily comprised of its commercial lending, intermodal leasing and real estate information services operations. Certain investments in fifty percent owned joint ventures and investments in limited partnerships are consolidated if the Company has effective or voting control of these legal entities. Unaffiliated party interests in joint ventures and partnerships are classified as minority interest in accounts payable and other liabilities in the consolidated balance sheets. Partnership and joint venture interests and other investments in which the Company does not have a controlling interest or has less than a majority ownership are generally recorded using the equity method of accounting and are classified as other assets, with pretax operating results included with other revenues. Certain amounts reported in the consolidated financial statements are based on management estimates prepared in conformity with accounting principles generally accepted in the United States of America. Actual amounts may ultimately differ from those estimates.

     Cash and Cash Equivalents:  Cash and cash equivalents include money market funds and marketable securities with original maturities of three months or less.

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Finance Receivables: Loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. Direct finance leases are recorded at the aggregate future minimum lease payments plus estimated residual value less unearned finance charges, except as described below. Direct finance leases include leveraged leases for which a major portion of the funding is provided by third party lenders on a non-recourse basis. The balance of the funding is provided by the Company, which acquires title to the property. Leveraged leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less non-recourse third party debt and unearned finance charges. Management performs reviews of the estimated residual values related to its direct finance leases on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these residuals may not be recoverable. If the fair value of the residual is less than its carrying value and such condition is determined to be other than temporary, a charge-off against the allowance for losses is taken upon such determination. When collateral is repossessed, the related receivable is written down to its estimated realizable value through a charge-off against the allowance for losses and the repossessed assets are reclassified as equipment held for lease or assets held for sale.

     Allowance for Losses:  The allowance for losses is maintained in an amount that is sufficient to cover estimated uncollectible finance receivables. Such estimates are based on percentages of net finance receivables outstanding developed from historical credit loss experience and, if appropriate, a provision for deviation from historical averages, supplemented by specific reserves for accounts known to be impaired. The Company may also reserve for finance receivables that are not impaired individually but have common collateral value and credit risk characteristics that indicate that there is a probable loss within the group. The allowance is provided through charges against current income. Accounts are charged-off against the allowance when they are deemed to be uncollectible.

     Property and Equipment:  Property and equipment (including equipment under capital lease) are stated at cost less accumulated depreciation and amortization. The net book value of equipment under capital lease was $72.4 million at December 31, 2002. Property and equipment are depreciated by use of the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the initial term of the respective lease or the estimated useful life of the improvement. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are expensed as incurred.

     Long-Lived Assets:  A review for impairment of long-lived assets, such as equipment held for lease, is performed at least annually and whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of such assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If an asset is determined to be impaired, the amount by which the carrying amount of the asset exceeds its fair value is charged to expense in the period of identification.

     Asset Obsolescence:  The Company’s long-lived assets may be subject to functional or economic obsolescence. Although the Company believes it is adept at managing obsolescence risk, there is no guarantee that changes in various market fundamentals will not cause unexpected asset obsolescence in the future.

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Discontinued Operations:  In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS No. 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This statement superseded FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and changed the criteria that have to be met to classify an asset as held for sale. The new rules also superseded the provisions of Accounting Principles Board Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), with regard to reporting the effects of a disposal of a component of a business, and require expected future operating losses from discontinued operations to be reported as discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. The adoption of FAS No. 144 as of January 1, 2002 affected the Company in that two of its businesses identified during 2002 for disposal met the criteria of the statement for a component of an entity. Therefore, the results of these businesses have been reflected in the consolidated statements of income as discontinued operations and their assets have been reclassified as assets held for sale in the consolidated balance sheets. See Note N for a further discussion of the Company’s discontinued operations.

     Assets Held for Sale:  In accordance with FAS No. 144, assets held for sale are carried at the lower of their fair value less costs to sell or carrying value, and depreciation on the assets is halted. At December 31, 2002, assets held for sale consisted primarily of finance receivables, certain equipment not on lease, fixed assets (from discontinued operations) and other repossessed assets. Any required subsequent downward valuation adjustments of assets held for sale are provided through operating expenses. At December 31, 2001, repossessed assets were included in other assets.

      Goodwill and Other Intangible Assets:  In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). This statement significantly changed the accounting for goodwill and intangible assets. Under FAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual fair value impairment tests in accordance with the statement. Other identifiable intangible assets, principally customer relations agreements (renewal, referral and other rights) incident to businesses and assets acquired, continue to be amortized over their estimated future benefit periods and are reviewed for impairment whenever events indicate that their carrying amounts may not be recoverable. Prior to adopting FAS No. 142, goodwill was amortized using the straight-line method over periods up to forty years. Goodwill and other acquired intangible assets were reviewed for impairment whenever events indicated that the carrying amounts may not be recoverable using undiscounted cash flows. Impairment charges, when required, were calculated using discounted cash flows and charged to expense in the period of identification. See Note F for a further discussion of the Company’s goodwill and other intangible assets and the impact that the adoption of FAS No. 142 had on the Company.

     Investments:  Investments in fixed maturities are generally held to maturity and carried at amortized cost. Equity securities, exercisable stock warrants and fixed maturity investments, which may be disposed of prior to maturity, are classified as available for sale and are carried at fair value. Fair value is based on quoted market prices, or if not available, discounted expected cash flows using current market rates commensurate with the credit quality and maturity of the investment. Changes to the carrying amount of equity securities are included in a separate component of stockholder’s equity. Realized gains and losses on investment transactions are generally determined on a specific identification basis and reflected in earnings on the trade date. Prior to January 1, 2001, changes to the carrying amount of exercisable stock warrants were included in a separate component of stockholder’s equity. Effective upon the adoption of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”), changes in the carrying amount of stock warrants are included in income.

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Finance Charges:  Finance charges are generally recognized on an effective yield method. Charges collected in advance on distribution finance receivables are taken into income on a straight-line basis over the period to which the charges relate, which generally averages ninety days. Related origination and other non-refundable fees and direct origination costs are deferred and amortized as an adjustment of finance charges over the contractual life of the transactions. If a finance receivable liquidates before amortization is completed, any unamortized origination costs or non-refundable fees are taken into income upon liquidation. Accrual of finance charges is suspended on accounts that contractually become past due in excess of ninety days or at the discretion of management. Accrual of finance charges on accounts in non-earning status is resumed when the accounts have been paid up to contractually current status or as conditions warrant.

     Leasing Revenues:  Leasing revenues are earned on service, rental and term operating leases. Rental revenues are recognized in the period billed. Revenues from service contract minimum and term leases are recognized on a straight-line basis over the lease term. Initial direct costs are amortized on a straight-line basis over the lease term.

     Real Estate Service Revenues:  Real estate service revenues are primarily fees for life of loan property tax payment and reporting services and flood certifications. In accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, life of loan fees are deferred and recognized in income over the expected loan portfolio life. The Company periodically reviews its revenue recognition method to determine if the loan portfolio lives and/or prepayment speeds used have changed. Accordingly, the Company may adjust the deferral period to reflect current trends. The Company’s policy also provides that upon the loss of a customer the deferred revenue relating to such customer may be recognized in income at the time the Company’s life of loan servicing obligation to such customer is extinguished. Real estate service revenues also include other service revenues earned by the real estate information services operation. These revenues are generally recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

     Other Revenues:  Other revenues primarily include finance charges on the finance receivables from businesses classified as assets held for sale (prior to the adoption of FAS No. 144), commitment, unused lines of credit, early termination, letter of credit and syndication fees, and gains on the sales of investments, finance receivables classified as assets held for sale and equipment held for lease. Other revenues also include gross sales margin from the commercial lending operation’s purchase and sale of inventory and the intermodal leasing operation’s container resale business. Gross sales and margins from these operations were (in millions) $632.8 and $27.5 for 2002, $584.9 and $25.9 for 2001, and $533.5 and $24.9 for 2000, respectively.

     Income Taxes:  Taxable results of each of the Company’s subsidiaries are included in the consolidated federal and certain state income tax returns filed by Transamerica, which by the terms of a tax agreement generally requires the Company to accrue and settle income tax obligations as if the individual legal entities filed separate returns with the applicable taxing authorities. All other state, local and foreign tax requirements are satisfied by the various legal entities directly with the appropriate taxing authorities. Under a tax sharing agreement, Transamerica provides an unlimited carryforward period for the utilization of all federal tax attributes including, but not limited to, net operating losses, foreign tax credits, capital losses and charitable contributions. The Company provides for deferred taxes based on enacted tax rates in effect on the dates temporary differences between the book and tax bases of assets and liabilities are expected to reverse. The earnings associated with the Company’s investment in its foreign subsidiaries are considered to be indefinitely invested. Therefore, no provisions for U.S. federal income taxes on those earnings or translation adjustments have been provided. See Note H for further information on the Company’s income taxes.

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Foreign Currency Translation:  The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to Canadian and European operations. The accounts of these subsidiaries have been converted at rates of exchange in effect at year-end as to balance sheet accounts and at a weighted average of exchange rates for the year as to income statement accounts. The effects of changes in exchange rates in translating foreign subsidiaries’ financial statements are accumulated in a separate component of stockholder’s equity.

     Transactions with Affiliates:  In the normal course of its operations, the Company has various transactions with AEGON N.V. and certain of its other subsidiaries (collectively, “AEGON”). These transactions primarily consist of term debt borrowings, capital transactions, the filing of consolidated income tax returns, computer and other specialized services, various types of insurance coverage, overnight investments of cash from the Company’s foreign subsidiaries and pension administration. See Notes D, H, J and M for further discussions of these transactions and their related effects.

     Derivatives:  In accordance with FAS No. 133, the Company recognizes all derivative financial instruments, such as interest rate and foreign currency forward exchange agreements, in the consolidated financial statements at fair value regardless of the Company’s purpose or intent for holding the instrument. For interest rate exchange agreements, the net amounts paid or received and net amounts accrued are included in interest expense. Changes in the fair value of derivative financial instruments are periodically recognized in interest expense or in stockholder’s equity as a component of other comprehensive income. Generally, changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of the hedged items that relate to the hedged risk(s). Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in the fair value of derivatives used as hedges of a net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment, net of deferred taxes. Changes in the fair value of derivatives that do not qualify as hedges are reported in income. Cash flows from derivative instruments that are accounted for as fair value or cash flow hedges are classified in the consolidated statement of cash flows in the same category as the items being hedged. The adoption of FAS No. 133 as of January 1, 2001 resulted in the cumulative effect of an accounting change of $7.7 million, net of applicable income tax expense of $4.1 million, which was recognized as income in the consolidated statement of income for the year ended December 31, 2001.

     Prior to January 1, 2001, the Company also used interest rate and foreign currency forward exchange agreements for hedging purposes. For interest rate exchange agreements, the net amounts paid or received and net amounts accrued were included in interest expense. Unrealized gains or losses on interest rate exchange agreements were not recognized in income. Gains or losses on any effective agreements terminated early were deferred and are amortized into income over the remaining average life of the terminated agreements. Gains or losses on any terminated ineffective agreements were recorded in the income statement in the period of termination. For foreign currency forward exchange agreements hedging firm commitments, the effects of movements in currency exchange rates on those commitments were recognized when the related operating revenue was recognized. The discounts or premiums on the agreements were amortized into income over the lives of the agreements using the straight-line method. Realized gains and losses were included in other assets and liabilities and recognized in income when the future transaction occurred or at the time the transaction was no longer expected to occur.

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Securitizations:  The Company has entered into securitization arrangements under which it sells designated pools of net finance receivables to qualified special purpose entities (“QSPEs”) and other unaffiliated third party entities. At December 31, 2002, securitized assets included interests in distribution finance floorplan, equipment financial services and consumer mortgage finance receivables (collectively, the “securitized assets”). Under the terms of the securitization arrangements, the Company retains the servicing rights to the securitized assets and generally receives a servicing fee on the outstanding balance of the securitized assets along with rights to future residual cash flows. The estimated present value of these rights to future cash flows are recorded on the balance sheet at the time of sale as interest-only strip receivables or in the form of subordinated investor certificates. Gains and losses on the sale of the securitized assets represent the difference between the book value of the assets sold and the fair value of the residual interest retained at the date of transfer. Under securitization arrangements in which the Company services the finance receivables and there is no specified servicing fee, a servicing liability is established to reflect the fair value of the cost to service the portfolio. See Note C for a further discussion of the Company’s securitization activities.

     Reclassification:  Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 classifications.

Note C—Finance Receivables

     Contractual maturities of finance receivables outstanding at December 31, 2002 were:

	Total	%
2003	$3,161.3	46.8%
2004	1,016.9	15.1%
2005	903.5	13.4%
2006	525.4	7.8%
2007	400.5	5.9%
Thereafter	741.3	11.0%

	$6,748.9	100.0%

     Non-earning finance receivables are defined as balances from borrowers that are more than ninety days delinquent for non-credit card finance receivables or at such time as full collectibility becomes doubtful. Non-earning finance receivables on revolving credit card accounts included in retail finance are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Non-earning finance receivables were $208.5 million (3.09% of finance receivables outstanding) at December 31, 2002 compared with $238.2 million (3.06% of finance receivables outstanding) at December 31, 2001. Finance charges that would have been recorded if such receivables had been classified as earning were $24.9 million for 2002 and $36.0 million for 2001. Finance charges included in net income prior to these receivables being placed on non-earning status were $11.4 million for 2002 and $18.6 million for 2001.

Concentration of Risk

     The Company engages in the extension of credit to a wide range of business enterprises in various industries. The majority of these finance receivables are secured by the assets being financed. The risk associated with the extension of credit is subject to economic, competitive and other influences. The Company has geographically dispersed net finance receivables of which approximately 9% of the borrowers were located in California at December 31, 2002. There were no other individual states with more than a 6% concentration. The net finance receivables portfolio included seven customers with individual balances in excess of $40 million at December 31, 2002. These accounts represented 8.2% of net finance receivables outstanding at December 31, 2002.

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securitizations of Finance Receivables

     The Company has entered into securitization arrangements under which it sells designated pools of net finance receivables to QSPEs and other unaffiliated third party entities. Under generally accepted accounting principles, these entities are not consolidated in the Company’s financial statements. The QSPEs, in turn, sell interests in these receivables to several conduits. The conduits fund their purchases through the issuance of securities to investors, which are backed by the underlying receivable interests. At December 31, 2002, retained interests in assets sold under securitization arrangements consisted of interests in distribution finance floorplan, equipment financial services and consumer mortgage finance receivables (collectively, the “securitized assets”). In 2002, the Company terminated its $13.9 million arrangement in the securitization of unguaranteed small business administration loans and, in 2001, the Company decided not to renew its $360.0 million arrangement in the securitization of insurance premium finance receivables. The termination/expiration of these arrangements resulted from the Company’s decision to exit these businesses.

     Under the terms of the securitization arrangements, the Company retains the servicing of the securitized assets and generally receives a servicing fee on the outstanding balance of the securitized assets along with rights to future residual cash flows after the investors have received their contractual returns. The estimated present value of these rights to future cash flows are recorded on the balance sheet at the time of sale as interest-only strip receivables or in the form of subordinated investor certificates. In calculating the residual cash flows, the Company makes use of assumptions about variables such as discount rates, prepayment levels, average terms, yield spreads and credit losses. These assumptions are based upon historical performance, industry trends and other forms of quantitative analysis. Servicing fees generally are collected over the life of the securitized assets; however, under arrangements in which the Company services the finance receivables and there is no specified servicing fee, a servicing liability is established to reflect the fair value of the cost to service the portfolio. As a credit enhancement, each QSPE or other unaffiliated third party entity holds additional collateral in the form of finance receivable interests.

     Neither the investors nor the conduits have recourse to the Company’s assets for the failure of the pool receivable debtors to pay. Their rights are limited to the related future cash flows of the securitized assets and the credit enhancements. At December 31, 2002, retained interests in the form of interest-only strip receivables and subordinated investor certificates totaled $35.9 million, of which $31.1 million was included in other assets and $4.8 million was included in investments. The Company had a servicing liability of $9.5 million at December 31, 2002. The Company’s interests representing contractually required credit enhancements in the form of over-collateralization amounted to $282.9 million at December 31, 2002 and were classified as finance receivables on the balance sheet.

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The following schedule details the amounts by which the fair value of interest-only strip receivables would reduce as a result of 10% and 20% adverse changes to yield spreads, credit loss, prepayment levels and discount rates at December 31, 2002. The schedule omits analysis of the consumer mortgage finance receivable securitization because that facility represents approximately 1% of the total securitized assets. The sensitivities analyzed in the schedule are merely hypothetical and should not be considered as predictive of future performance.

	Distribution Finance Floorplan		Equipment Financial Services
	10%	20%	10%	20%
Yield spread	$3.0	$6.1	$1.4	$2.8
Credit loss	—	—	1.6	3.1
Prepayment (1)	3.0	6.1	0.1	0.3
Discount rate	—	—	0.1	0.1

(1)	The distribution finance servicing liability would also be reduced by $1.0 million for a 10% adverse change and $1.9 million for a 20% adverse change.

     The distribution finance floorplan and equipment financial services receivable securitization arrangements are revolving in nature. As securitized assets are paid off (by the underlying debtor), eligible newly originated finance receivables are added to the pool up to the maximum amount available under the facility. Proceeds from the collections of securitized assets reinvested in these securitizations during 2002 were approximately $11 billion. Under the distribution finance floorplan securitization arrangement, eligible pools of finance receivables and the level of the facility vary due to seasonal fluctuations. In 2002, the Company added a $300.0 million seasonal facility to its existing distribution finance floorplan securitization arrangement, which is available from February 1st through June 30th of each calendar year. The seasonal facility is designed to complement the peak origination period for floorplan receivables. Finance receivable and securitized asset amounts alternatively increase and decrease along with the seasonality of finance receivable originations. The effective term of the distribution finance floorplan receivables averages approximately three months and equipment financial services receivables have average terms of approximately forty-seven months. Consumer mortgage loans have a maximum term of thirty years.

     The following table details the securitized finance receivables at December 31:

	2002	2001
Distribution finance floorplan	$2,402.6	$2,291.2
Equipment financial services	350.0	350.0

Subtotal	2,752.6	2,641.2
Consumer mortgage	40.5	59.3
Small business administration loan	—	16.5

	$2,793.1	$2,717.0

19

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note D—Debt

     Short-term borrowings are primarily in the form of commercial paper notes issued by the Company. Such commercial paper is continuously offered, with maturities not exceeding 270 days in the U.S. and 365 days in Canada. The cost of short-term debt is directly related to prevailing rates of interest for similarly rated companies in the money market; such rates are subject to fluctuation.

     The Company’s short-term borrowings are supported by non-cancelable credit agreements with various banks. The credit agreements provide the Company with the ability to borrow up to $3.25 billion with interest at variable rates. A $1.625 billion 364-day credit agreement expires in June 2003 and permits the Company, at its option, to renew for an additional one-year period. A second $1.625 billion credit agreement expires in June 2005. There were no borrowings outstanding under the credit lines at December 31, 2002. The credit agreements require the Company to pay an annual fee on the amounts committed. The Company’s commercial paper notes and credit agreements are guaranteed by AEGON N.V.

     In the second half of 2000, AEGON began providing all of the Company’s long-term debt requirements. Prior to that time, the Company offered publicly, from time to time, senior and subordinated debt securities. The most recent public debt issuance of $0.9 billion occurred in the first half of 2000. AEGON provided $1.3 billion in term debt to the Company in 2002 and $1.1 billion in 2001. Interest expense on term debt due to AEGON and included in the consolidated statements of income was $66.2 million for 2002, $31.8 million for 2001 and $0.3 million for 2000.

     Interest payments, including net amounts exchanged from interest rate exchange agreements, totaled $263.7 million for 2002, $440.0 million for 2001 and $609.0 million for 2000.

     The Company is subject to certain restrictions in its borrowing agreements. The most significant covenant in the Company’s indentures is a limitation on liens provision, which excepts certain ordinary course liens needed to operate the Company’s businesses. Many of the Company’s borrowing agreements also specify a minimum level of capital that must be maintained. At December 31, 2002, the Company’s capital level exceeded the minimum requirements by $294.5 million.

     Under certain circumstances, the provisions of some loan agreements and statutory requirements place limitations on the amount of funds that can be remitted by the Company to its parent company.

TRANSAMERICA FINANCE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details debt at December 31:

	2002	2001
Short-term debt (1):
Commercial paper	$2,248.0	$2,614.3
Bank loans	80.7	98.3
Demand loan due AEGON (2)	—	92.1
Current portion of long-term debt:
Unsubordinated	141.8	1,677.4
AEGON (2)(3)	366.3	350.0
Subordinated	53.5	7.0

Total short-term debt	2,890.3	4,839.1
Long-term debt:
1.84% to 11.00% notes and debentures (maturing through 2028)	852.6	2,408.5
3.61% to 9.34% capital leases (maturing through 2008)	78.8	95.5
Zero to 6.50% notes and debentures due 2007 to 2012 issued at a discount
to yield 13.80% to 14.77% (maturity value of $582.8 million)	270.0	247.3
6.49% to 6.91% subordinated notes and debentures (maturing through 2003)	53.5	60.5
1.75% to 6.39% term notes with AEGON (2)(3) (maturing through 2007)	2,468.8	1,528.8

	3,723.7	4,340.6
Less amounts due in less than one year	561.6	2,034.4

Total long-term debt	3,162.1	2,306.2
Fair value of debt derivatives	23.6	24.7

Total debt	$6,076.0	$7,170.0

(1)	The weighted average interest rate on short-term debt at December 31, 2002 and 2001 was 1.94% and 2.63%, respectively.

(2)	Amounts classified in the consolidated balance sheets as due to AEGON primarily consist of term debt borrowings, but also may include amounts payable (net of amounts receivable as discussed in Note M) for the transactions discussed in Note B under the Transactions with Affiliates heading. The net amount payable (including capital distributions declared but not paid) is treated as a demand loan. The demand loan bears interest at a rate that varies based on the Company’s average cost of debt and is generally settled within thirty days of the end of each period.

(3)	Rates are reflective of market conditions at the time of the borrowings and approximate the rates the Company would expect to achieve from unaffiliated third parties.

21

TRANSAMERICA FINANCE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt outstanding at December 31, 2002 matures as follows:

	Unsubordinated		Subordinated	AEGON	Total	Non-Affiliate Interest Rate (4)	AEGON Interest Rate (5)	Total Interest Rate (4)
2003	$141.8	(1)	$53.5	$366.3	$561.6	7.12%	3.23%	4.59%
2004	400.3		—	617.5	1,017.8	6.72%	2.88%	4.39%
2005	51.4		—	700.0	751.4	9.19%	3.02%	3.44%
2006	16.7		—	635.0	651.7	5.57%	2.83%	2.90%
2007	39.1		—	150.0	189.1	11.12%	2.36%	4.17%
Thereafter	552.1	(2)	—	—	552.1	7.43%	—	7.43%

	$1,201.4	(3)	$53.5	$2,468.8	$3,723.7	7.32%	2.93%	4.41%

(1)	Includes a $100.0 million note putable quarterly and due August 14, 2006.

(2)	Includes $250.0 million of 7.10% notes callable November 3, 2003 and due November 1, 2028.

(3)	Includes the accreted values at December 31, 2002 on original issue discount debt and not the amount due at maturity.

(4)	Swap adjusted average interest rate.

(5)	Average interest rate.

The weighted average annual interest rates were as follows:

	Years Ended December 31,
	2002	2001	2000
Short-term debt	2.24%	4.73%	6.40%
AEGON term debt	3.55%	5.83%	6.81%
Long-term debt (swap adjusted)	6.32%	6.25%	6.78%
Total debt (swap adjusted)	3.98%	5.63%	6.64%

Derivatives

     The Company uses derivative financial instruments to hedge some of its interest rate and foreign currency exchange rate risks. The Company uses interest rate exchange agreements to hedge the interest rate risk of its outstanding indebtedness. The interest rate exchange agreements are intended to help the Company more closely match the cash flows received from its assets to the payments on its liabilities, and generally provide that one party pays interest at a floating rate in relation to movements in an underlying index, while the other party pays interest at a fixed rate. The Company uses foreign currency forward exchange agreements primarily to hedge the risks associated with the funding of certain of its foreign operations. Under these agreements, the Company agrees to sell to other contracting parties a specified amount of foreign currency for a specified amount of dollars at a future date. Derivatives are used only for the purpose of hedging such risks, not for speculation.

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Debt derivative financial instruments outstanding had notional amounts of $0.7 billion at December 31, 2002 and $1.7 billion at December 31, 2001. Of these derivatives, $0.5 billion at December 31, 2002 and $1.3 billion at December 31, 2001 qualified under FAS No. 133 for hedge accounting treatment. The hedging relationships of the Company’s fair value and cash flow hedges qualify under FAS No. 133 for the “short cut method” and therefore no ineffective cash flow gains or losses were recognized. The Company had a $5.5 million loss during 2002 and a $1.7 million gain during 2001 included in interest expense related to interest rate exchange agreements that did not qualify for hedge accounting treatment under FAS No. 133 as related debt matured or was retired early. Also during 2001, the Company de-designated a previous hedge on an unrecognized foreign exchange commitment relating to the intermodal leasing operation due when the nature of the commitment changed, resulting in a gain of $3.8 million ($2.4 million after tax) that was recorded in other revenue.

     The following table sets forth the notional amounts and the weighted average pay and receive interest rates of the Company’s interest rate exchange agreements as of December 31:

	2002			2001
	Notional Amount	Weighted Average Pay Interest Rate	Weighted Average Receive Interest Rate	Notional Amount	Weighted Average Pay Interest Rate	Weighted Average Receive Interest Rate
Interest rate exchange agreements:
The Company pays:
Floating rate interest expense and
receives fixed rate interest income	$275.0	1.8%	7.1%	$975.0	2.5%	6.9%
Fixed rate interest expense and
receives floating rate interest income .	80.5	5.9%	1.7%	80.5	5.9%	2.1%
Other derivative agreements	150.0			400.0
Foreign currency forward exchange agreements	167.5			225.0

	$673.0			$1,680.5

     While the Company is exposed to credit risk in the event of non-performance by the counterparty, the likelihood of non-performance is mitigated significantly due to the high credit ratings of the counterparties. At December 31, 2002, all of the interest rate and foreign currency forward exchange agreements were with financial institutions with investment grade ratings of A or better by one or more of the major credit rating agencies. At December 31, 2002 and 2001, foreign currency forward exchange agreements in the amount of $162.2 million and $221.8 million, respectively, were with AEGON.

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note E—Allowance for Losses

     Changes in the allowance for losses on net finance receivables and assets held for sale were as follows:

	Net Finance Receivables	Assets Held for Sale
Balance at December 31, 1999	$144.5	$1.7
Provision charged to expense	137.6	117.9
Credit losses	(87.1)	(9.6)
Recoveries	6.3	—
Transfers	(34.0)	34.0
Losses realized on sales of assets	—	(17.6)
Other	(8.4)	(1.3)

Balance at December 31, 2000	158.9	125.1
Provision charged to expense	138.6	36.7
Credit losses	(174.3)	(40.6)
Recoveries	8.4	—
Transfers and other reclasses	5.2	(1.1)
Losses realized on sales of assets	—	(3.9)
Other	—	1.1

Balance at December 31, 2001	136.8	117.3
Provision charged to expense	160.2	46.9
Credit losses	(117.5)	(21.3)
Recoveries	12.3	—
Losses realized on sales of assets	—	(102.8)
Other	(10.5)	19.8

Balance at December 31, 2002	$181.3	$59.9

24

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note F—Goodwill and Other Intangible Assets

     The Company adopted FAS No. 142 as of January 1, 2002. Pursuant to FAS No. 142, the Company completed its assessment of its previously recognized goodwill and other intangible assets in the first quarter of 2002. Based on the results of this assessment, $1.4 million of other intangible assets were reclassified as goodwill. The Company also performed the goodwill impairment test required under FAS No. 142 by comparing the unamortized balance of its goodwill to the implied fair value of its goodwill determined through the use of a discounted cash flow model. As a result of this test, the Company recognized after tax impairment losses of $35.4 million and $8.0 million on the goodwill of the intermodal leasing operation and a reporting unit in the commercial lending operation, respectively. These losses were recorded as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of its goodwill to projected undiscounted cash flows. Under this methodology, the Company did not have any goodwill impairment.

     The Company completed its annual assessment of goodwill during the fourth quarter of 2002 and no impairments were indicated.

     The Company’s net income adjusted to exclude goodwill amortization, net of tax, was as follows for the years ended December 31:

	2001	2000
Reported net income	$104.7	$19.6
Add back: goodwill amortization	15.2	17.0

Adjusted net income	$119.9	$36.6

The changes in the carrying amount of goodwill and other intangible assets for the year ended December 31, 2002 were as follows:

	Goodwill	Other Intangible Assets
Balance as of December 31, 2001	$305.5	$105.9
New additions	0.8	4.1
Transfers	1.4	(1.4)
Provision for intangible amortization	—	(10.5)
Goodwill impairment	(46.0)	—
Foreign exchange	0.4	0.1

Balance as of December 31, 2002	$262.1	$98.2

The carrying amount of the Company’s goodwill, by segment, was as follows for the years ended December 31:

	2002	2001
Commercial lending	$260.7	$270.1
Intermodal leasing	—	35.4
Real estate information services	1.4	—

	$262.1	$305.5

25

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The Company’s only class of other intangible assets relates to customer relations agreements incident to businesses and assets acquired. All of the Company’s other intangible assets are amortizing. The future benefit periods range from ten to fifteen years and as of December 31, 2002, the weighted average amortization period was fourteen years. Estimated other intangible asset amortization expense for the succeeding five years is as follows:

Other Intangible Asset Amortization
2003	$10.6
2004	10.6
2005	10.6
2006	10.6
2007	9.9

Note G—Fair Value of Financial Instruments

Finance Receivables

     The carrying amount and estimated fair value of the finance receivable portfolio (net of unearned finance charges and allowance for losses) were as follows at December 31:

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed rate receivables	$1,793.8	$1,866.5	$2,305.2	$2,359.0
Variable rate receivables	4,212.7	4,212.7	4,626.6	4,626.6

	$6,006.5	$6,079.2	$6,931.8	$6,985.6

     The estimated fair value of the fixed rate receivables is based on the discounted value of the future cash flows expected to be received using available secondary market prices for securities backed by similar loans and after adjustments for differences in loan characteristics. In the absence of readily available market prices, the expected future cash flows are discounted at effective rates currently offered by the Company for similar loans. For variable rate receivables, which comprise the majority of the finance receivable portfolio, the carrying amount represents a reasonable estimate of fair value.

Debt

     At December 31, 2002 and 2001, the estimated fair value of the Company’s debt, using rates currently available for debt with similar terms and maturities, was $6.4 billion and $7.4 billion, respectively.

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives

     The net present value of interest rate and foreign currency forward exchange agreements offset changes in the fair value of the hedged indebtedness, which is carried at amortized cost. The fair values of interest rate and foreign currency forward exchange agreements are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates as well as the current creditworthiness and credit ratings of the exchange agreement counterparties. The fair value of the hedges at December 31, 2002 consisted of gross obligations to counterparties of $20.1 million and gross benefits of $11.8 million, resulting in a net obligation of $8.3 million. The fair value of the hedges at December 31, 2001 consisted of gross obligations to counterparties of $11.9 million and gross benefits of $17.3 million, resulting in a net benefit of $5.4 million. In accordance with FAS No. 133, these gross benefits and obligations were recorded in the balance sheet and classified as other assets and accounts payable and other liabilities, respectively. All derivative contracts were valued using third party quotes.

Note H—Income Taxes

     The following table sets forth the income tax expense (benefit) for the periods indicated:

	Years Ended December 31,
	2002	2001	2000
Current taxes:
Federal	$69.4	$(34.1)	$12.6
State	(6.2)	3.1	7.6
Foreign	—	(0.2)	6.0

	63.2	(31.2)	26.2
Deferred taxes:
Federal	(36.6)	72.8	6.9
State	14.8	(37.0)	5.7
Foreign	—	—	(5.4)

	(21.8)	35.8	7.2

	$41.4	$4.6	$33.4

The following table reconciles federal income taxes computed at the statutory rate with income tax expense (benefit):

	Years Ended December 31,
	2002	2001	2000
Federal income taxes at statutory rate	$35.1	$37.5	$19.3
State income taxes (net of federal income tax benefit)	5.6	4.3	8.6
Reversal of state tax liabilities (net of federal income tax expense)	—	(26.4)	—
Book and tax basis difference of assets acquired	15.8	5.6	13.8
Tax benefit realized in refinancing certain equipment	(6.7)	—	(9.5)
Tax exempt interest	(5.4)	(5.7)	(5.1)
Reversal of foreign entity tax liabilities	—	(4.6)	—
Other	(3.0)	(6.1)	6.3

	$41.4	$4.6	$33.4

27

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Under a tax sharing agreement, Transamerica provides an unlimited carryforward period for the utilization of all federal tax attributes including but not limited to, net operating losses, foreign tax credits, capital losses and charitable contributions. At December 31, 2002 and 2001, the Company’s tax receivable balance from Transamerica, included in the consolidated balance sheets in income taxes payable, was a net deferred tax asset of $168.6 million and $243.3 million, respectively. The tax receivable bears interest on the ending monthly balance at a rate that attempts to approximate the Company’s three-year cost of funds. The Company recognized interest income relating to the tax receivable of $11.0 million for 2002, $27.4 million for 2001 and $10.8 million for 2000. Deferred tax assets and liabilities comprised the following at December 31:

	2002	2001
Deferred tax assets:
Allowance for losses	$94.0	$104.1
Net operating loss and foreign tax credit carryforwards	168.6	243.3
Deferred real estate service revenues	121.3	111.4
Other	109.3	113.4

	493.2	572.2
Deferred tax liabilities:
Accelerated depreciation	358.7	459.8
Discount amortization on notes and loans payable	74.8	75.4
Direct finance and sales type leases	400.3	358.6
Other	63.7	47.1

	897.5	940.9

Net deferred tax liability	$404.3	$368.7

     Income tax payments, net of refunds, totaled $13.1 million for 2002, $2.7 million for 2001 and $23.5 million for 2000. Pretax income from foreign operations was $25.2 million for 2002, $27.6 million for 2001 and $18.9 million for 2000.

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note I—Comprehensive Loss

     The components of other comprehensive loss in the statement of stockholder’s equity were as follows:

	Years Ended December 31,
	2002	2001	2000
Unrealized holding gains (losses) on available for sale securities arising during the period:
Unrealized net gains (losses)	$(4.2)	$(11.3)	$17.8
Related tax (expense) benefit	1.5	4.0	(6.2)

Net after tax unrealized gains (losses) on available for sale
securities	(2.7)	(7.3)	11.6

Less: Reclassification adjustment for net (gains) losses realized during the period:
Realized net (gains) losses on available for sale securities	1.9	(6.3)	(18.9)
Related tax expense (benefit)	(0.7)	2.2	6.6

Net after tax reclassification adjustment	1.2	(4.1)	(12.3)

Net unrealized holding losses on available for sale securities	$(1.5)	$(11.4)	$(0.7)

Unrealized holding losses on derivatives used in cash flow
hedging relationships:
Unrealized net losses	$(2.5)	$(1.8)	$—
Related tax benefit	0.9	0.6	—

Net after tax unrealized holding losses on derivatives used
in cash flow hedging relationships	$(1.6)	$(1.2)	$—

Unrealized (gains) losses on foreign currency translation
adjustments:
Realized net losses on repatriated foreign earnings	$1.0	$—	$—
Unrealized net (gains) losses on foreign currency translation
adjustments	44.0	(31.7)	(7.1)

Net unrealized (gains) losses on foreign currency translation
adjustments	45.0	(31.7)	(7.1)

Total other comprehensive income (loss)	$41.9	$(44.3)	$(7.8)

29

TRANSAMERICA FINANCE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provided below is the change in accumulated other comprehensive income (loss) for the years ended December 31:

	2002	2001	2000
Beginning balance	$(44.6)	$(0.3)	$7.5
Current year change	41.9	(44.3)	(7.8)

Ending balance	$(2.7)	$(44.6)	$(0.3)

Ending balance consists of:

	2002	2001	2000
Accumulated unrealized gains on available for sale securities	$7.2	$8.7	$20.1
Accumulated unrealized losses on derivatives used in cash flow
hedging relationships	(2.8)	(1.2)	—
Foreign currency translations	(7.1)	(52.1)	(20.4)

Accumulated other comprehensive loss	$(2.7)	$(44.6)	$(0.3)

Note J—Pension and Stock Savings Plans and Other Post Employment Benefits

     The Company participates with AEGON USA, Inc., a U.S. subsidiary of AEGON N.V., and certain of its subsidiaries (collectively, “AEGON USA”) in a number of non-contributory defined benefit pension plans covering most salaried employees. The Company also participates in various other programs sponsored by AEGON USA that provide medical and certain other benefits to eligible retirees. In addition, the Company participates in the AEGON USA Employee Stock Savings Plan (“the 401(k) plan”). The 401(k) plan is a contributory defined contribution plan covering eligible employees that elect to participate. During 2000, the Company participated in the Transamerica Corporation Employee Stock Savings Plan and a number of non-contributory defined benefit plans with Transamerica. On January 1, 2001, the assets and liabilities of the retirement plan for U.S. employees of Transamerica as of December 31, 2000 were merged into the AEGON USA Pension Plan. Any benefits earned as a participant of the Transamerica Pension Plan as of December 31, 2000 will be paid from the AEGON USA Pension Plan. Also, on January 1, 2001, the assets and liabilities of the Transamerica Corporation Stock Savings Plan, as of December 31, 2000, were merged into the 401(k) plan. The Company recognized, for both the pension plans and the 401(k) plans, income of $3.6 million for 2002, $4.9 million for 2001 and $1.9 million for 2000.

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note K—Commitments and Contingencies

Lease Commitments

     The Company and its subsidiaries have non-cancelable operating and capitalized lease agreements expiring mainly through 2007. These agreements are principally leases for facilities used in the Company’s operations and equipment rented to customers. Total rental expense amounted to $70.6 million for 2002, $78.4 million for 2001 and $80.5 million for 2000.

     Minimum future rental commitments under non-cancelable operating and capital leases at December 31, 2002 were as follows:

	Operating Leases	Capital Leases
2003	$74.7	$15.8
2004	56.2	17.2
2005	66.4	24.2
2006	48.7	18.3
2007	25.5	12.8
Thereafter	13.4	3.2

	$284.9	91.5

Amount representing interest		(12.5)

Present value of net minimum lease
payments		$79.0

Other Commitments and Contingencies

     In the ordinary course of business, the Company grants various credit related commitments to meet the financing needs of its customers. Such commitments include purchase obligations and partnership investment commitments, revolving lines of credit and financial guarantees, including guarantees of letters of credit and standby letters of credit. Commitments under such arrangements totaled $2,452.2 million at December 31, 2002. These commitments generally consisted of unused lines of credit and letter of credit facilities and standby letters of credit totaling $1,981.3 million and $350.1 million, respectively. At December 31, 2002, the Company had $24.3 million of recourse guarantees from third parties relating to its standby letter of credit commitments. The Company also is party to various other financial guarantees that could require payment of certain obligations in the event of demand by third parties. These guarantees amounted to $97.7 million at December 31, 2002.

     At December 31, 2002, the Company had conditional obligations to purchase equipment, which are subject to signed lease contracts or commitment letters totaling $18.3 million. The Company also had conditional commitments to provide additional funding to certain limited partnership investments in the amount of $4.8 million.

     The Company also issues performance guarantees for certain of its subsidiaries in relation to their servicing of third party assets, ability to repay operating lease obligations and also for their ability to repay their debt. The terms of the guarantees are generally equal to the term of the servicing contract and of the related debt with the banks. The carrying value of the Company’s subsidiary debt guarantees is included in debt.

     Asset residual guarantees represent the Company’s commitment to third parties that an asset or asset group will be worth a specified amount at the end of a lease term in accordance with the applicable contractual terms. Based on known and expected market conditions, management does not believe that the asset residual value guarantees will have a material impact on the results of the Company.

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The Company utilizes a synthetic lease arrangement to receive off-balance-sheet treatment for one of its facilities. The terms of this lease call for interest-only payments through 2005 with a renewal option to extend the lease through 2010. The Company has a financial guarantee related to the arrangement in the amount of $35.5 million (the cost of the facility at the inception of the lease) that is collateralized by the facility.

     Contingent liabilities arising from litigation, income taxes and other matters are not expected to have a material effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

Note L—Business Segment Data

     Business segment data, as required by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, included in the tables (only) on pages 35, 38 and 39 of Management’s Narrative Analysis of Results of Operations, are an integral part of these consolidated financial statements.

     Revenues and assets of the business segments are as follows for the years indicated:

	Years Ended December 31,
	2002	2001	2000
Revenues:
Commercial lending	$763.8	$1,046.4	$1,228.2
Intermodal leasing	416.8	441.7	684.8
Real estate information services	248.1	232.5	247.7
Other (1)	(2.5)	(1.8)	5.5

	$1,426.2	$1,718.8	$2,166.2

	December 31,
	2002	2001
Assets:
Commercial lending	$6,957.3	$8,032.5
Intermodal leasing	1,647.6	1,890.8
Real estate information services	120.9	134.3
Other (1)	130.9	73.9

	$8,856.7	$10,131.5

(1)	Unallocated items including intercompany eliminations.

32

TRANSAMERICA FINANCE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues of the Company’s foreign domiciled operations were as follows for the years ended December 31:

	2002		2001		2000
	Foreign Revenue	%	Foreign Revenue	%	Foreign Revenue	%
Europe	$144.7	68.3%	$165.4	69.7%	$188.5	75.4%
Canada	53.1	25.0%	51.2	21.6%	50.9	20.3%
Other	14.1	6.7%	20.7	8.7%	10.7	4.3%

	$211.9	100.0%	$237.3	100.0%	$250.1	100.0%

Percent of total revenues	14.9%		13.7%		11.5%

Net assets of the Company’s foreign domiciled operations were as follows for the years presented at December 31:

	2002		2001
	Net Foreign Assets	%	Net Foreign Assets	%
Europe	$124.3	74.2%	$112.7	71.7%
Canada	33.6	20.0%	25.0	15.9%
Other	9.7	5.8%	19.5	12.4%

	$167.6	100.0%	$157.2	100.0%

Percent of total net assets	14.6%		11.7%

Note M—Advances Due From Affiliates

     Advances due from the Company’s affiliates were $76.2 million at December 31, 2002 and $46.2 million at December 31, 2001. At December 31, 2002, the advances primarily consisted of a $59.0 million demand loan due from a non-insurance subsidiary of Transamerica and a $17.4 million demand loan due from AEGON. At December 31, 2001, the advances primarily consisted of a $46.3 million demand loan due from a non-insurance subsidiary of Transamerica. The non-insurance subsidiary loan carries a monthly balance, which averaged $54.4 million for 2002 and $82.4 million for 2001. The AEGON loan primarily consists of overnight investments of cash from the Company’s foreign subsidiaries, capital contributions receivable and other miscellaneous cash transactions. The AEGON loan is short-term in duration with amounts due generally paid within thirty days of the end of each period. The AEGON loan is net of any capital distributions payable and amounts payable for affiliate transactions (as discussed in Note B under the heading Transactions with Affiliates). In the event that the amount payable is greater than the amount due, the net amount payable will be classified as due to AEGON. Excluding the effects of capital transactions, the average balance due from AEGON was $12.0 million for 2002 and $2.8 million for 2001.

     The advances bear interest at a rate that varies based on the Company’s average cost of debt. The weighted average interest rate was 2.3% for 2002, 4.6% for 2001 and 6.6% for 2000. The Company recognized interest income for 2002, 2001 and 2000 of $0.8 million, $3.8 million and $3.8 million, respectively.

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note N—Discontinued Operations

     During 2002, the Company determined that its ninety-five percent ownership interest in TerraPoint, LLC (“TerraPoint”) and seventy percent ownership interest in Transamerica Apple Distribution Finance Limited (“TADFL”), a joint venture in Asia, did not fit its long-term strategy. In accordance with FAS No. 144, the consolidated statements of income have been restated to reflect the results of these operations as discontinued operations.

     In 2002, the Company completed the sale of TerraPoint, which resulted in a loss of $8.1 million ($5.3 million after tax). The assets of TerraPoint that were sold consisted of $11.5 million of fixed assets and accounts receivable. The loss provision was primarily for the write down of the assets to fair value less costs to sell and other costs directly related to the sale. At December 31, 2001, the assets of TerraPoint consisted primarily of $11.3 million of fixed assets and accounts receivable and the liabilities consisted of $3.6 million of other liabilities. TerraPoint was part of the real estate information services operation and generated revenues for 2002, 2001 and 2000 of $3.0 million, $3.1 million and $5.3 million, respectively.

     The Company has entered into an agreement to sell TADFL, subject to regulatory approval, which is expected to be completed in the first quarter of 2003, and has recorded a loss provision on the sale of $3.4 million ($2.2 million after tax). The loss provision was primarily for the Company’s unrealized foreign exchange loss on its investment and other costs directly related to the sale. At December 31, 2002, the assets of TADFL consisted of $40.6 million of net finance receivables and other assets classified as assets held for sale and its liabilities consisted of $30.0 million of debt and other liabilities. At December 31, 2001, the assets consisted of $61.3 million of net finance receivables and other assets and $46.8 million of debt and other liabilities. TADFL was part of the commercial lending operation and generated revenues for 2002, 2001 and 2000 of $6.4 million, $6.0 million and $5.1 million, respectively.

TRANSAMERICA FINANCE CORPORATION

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the information presented under Item 1. Business. The following table sets forth income by business segment for the years indicated:

	Years Ended December 31,
	2002	2001	2000
	(in millions)
Income (loss) from continuing operations: (1)
Commercial lending	$87.1	$89.3	$(27.1)
Intermodal leasing	(8.0)	(13.3)	43.0
Real estate information services	41.1	39.1	21.4
Other	(15.6)	(1.3)	1.3

	104.6	113.8	38.6
Amortization of goodwill (net of tax)	—	(15.2)	(17.0)
Loss from discontinued operations (net of tax)	(7.2)	(1.6)	(2.0)
Cumulative effects of accounting changes (net of tax)	(43.4)	7.7	—

Net income	$54.0	$104.7	$19.6

(1)	For the purpose of this presentation and the discussion that follows (including the tables on pages 35, 38, and 39), income (loss) from continuing operations, as shown on the consolidated statements of income, has been adjusted to exclude the amortization of goodwill (net of tax).

Commercial Lending

     The commercial lending operation provides commercial loans and leases primarily through four businesses: distribution finance, business capital, equipment financial services and specialty finance. In 2002, as discussed in Note N of Notes to Consolidated Financial Statements, the Company determined that its seventy percent ownership interest in a joint venture in Asia did not fit its long-term strategy. In accordance with FAS No. 144, the results of operations of this business have been reclassified as discontinued operations.

     The following table shows the results of the commercial lending operation for each of the years presented:

	Years Ended December 31,
	2002	2001	2000
	(in millions)
REVENUES	$763.8	$1,046.4	$1,228.2
EXPENSES
Interest	187.7	364.4	497.1
Operating expenses	284.6	410.2	391.4
Provision for losses on receivables	160.2	138.6	137.6
Provision for expected losses on disposal of
assets of business units	—	—	231.6
Income tax expense (benefit)	44.2	43.9	(2.4)

	676.7	957.1	1,255.3

Income (loss) from continuing operations	87.1	89.3	(27.1)
Amortization of goodwill (net of tax)	—	(13.2)	(15.0)
Income (loss) from discontinued operations
(net of tax)	(1.5)	—	(0.7)
Cumulative effects of accounting changes (net of tax)	(8.0)	0.8	—

Net income (loss)	$77.6	$76.9	$(42.8)

35

     During the fourth quarter of 2002, the Company completed an assessment of its aircraft related assets. These assets totaled approximately $386 million and consisted of net finance receivables and equipment held for lease. As a result of this assessment, a $60.0 million additional provision for losses ($37.7 million after tax) was recorded related to the aircraft finance receivable portfolio. The provision consisted of a $46.8 million ($29.7 million after tax) charge to increase the level of reserves for the portfolio and a $13.2 million ($8.0 million after tax) charge related to a restructuring for a major airline customer that filed for reorganization under bankruptcy. At December 31, 2002, the aircraft receivable portfolio comprised approximately $309 million (5%) of the net finance receivables of the Company. These receivables are related to aircraft with long remaining useful lives and broad user bases. The continuing effects of the airline industry downturn have caused reductions in commercial aircraft collateral values while at the same time, the credit ratings of major airlines have deteriorated. Additionally, recent announcements by major domestic airlines and industry analysts indicate that the recovery process will be slow. Although delinquency rates have not substantially deteriorated in this portfolio, management believes that an increase in the allowance for losses related to the aircraft finance receivables is warranted. Management will continue to review the aircraft receivable portfolio for impairment, while also monitoring any associated risks relating to aircraft useful lives and changes in aircraft residual values. Management believes that the current reserve level represents its best estimate of the potential loss exposure in the portfolio given the uncertainty surrounding the airline industry and its broad range of potential outcomes.

     Results from continuing operations for 2001 included $3.2 million in after tax gains resulting from the sale of a portion of stock received from the exercise of stock warrants. Operating results for 2001 also included $7.7 million in after tax gains from the sale of approximately $845 million of retail finance net finance receivables and an after tax gain of $1.2 million from the sale of certain assets of the insurance premium finance business.

     Loss from continuing operations for 2000 included a $231.6 million charge ($159.2 million after tax) resulting from the decision to exit the insurance premium finance, retail finance, consumer mortgage and small business administration loan businesses. The charge was primarily for the write-off of related goodwill and other intangible assets and for the reduction of the carrying value of the net finance receivables to their estimated realizable value. The net finance receivables of these businesses, totaling $2,043.3 million, were reclassified as assets held for sale. In the fourth quarter of 2000, the Company recorded a $1.2 million after tax gain on the sale of approximately $104 million of retail finance net finance receivables. Also included in the 2000 results was an after tax gain of $12.3 million from the sale of a portion of stock received from the exercise of stock warrants and a $1.7 million after tax charge resulting from accelerated amortization of premiums from the termination of the retail finance revolving credit card securitization.

     Excluding the above items, income from continuing operations for 2002 increased $47.6 million (62%) from 2001 and decreased $43.1 million (36%) for 2001 from 2000. Operating results for 2002 benefited from lower operating expenses and lower provisions for losses on receivables. These reductions in costs more than offset the decline in finance margins from 2001. The decline in finance margins was principally attributable to lower average net finance receivables outstanding which was primarily due to the planned reductions in the liquidating and assets held for sale portfolios and an overall reduction in customer utilization of available credit lines. The decrease in income for 2001 from 2000 was also primarily the result of reduced finance margins from lower average net finance receivables outstanding due to the reasons described in the preceding sentence.

     Commercial lending revenues for 2002 decreased $282.6 million (27%) from 2001 and for 2001 decreased $181.8 million (15%) from 2000. The decrease for both periods was primarily the result of the decline in average net finance receivables outstanding and the sale and liquidation of net finance receivables in assets held for sale. Additionally, revenues for 2001 and 2000 included $5.0 million and $19.6 million of gains on the sale of stock, respectively.

     Interest expense for 2002 decreased $176.7 million (49%) from 2001 and for 2001 decreased $132.7 million (27%) from 2000. The decrease for both years primarily resulted from lower borrowing rates. Operating expenses for 2002 decreased $125.6 million (31%) from 2001 primarily due to lower costs associated with the lower levels of liquidating receivables and assets held for sale. Operating expenses for 2001 increased $18.8 million (5%) from 2000 primarily due to the inclusion for 2001 of provisions for losses on receivables classified as assets held for sale. For 2000, these provisions were reported as provisions for losses on receivables through the date such finance receivables were reclassified as assets held for sale. The provision for losses on receivables for 2002 increased $21.6 million (16%) from 2001 due to the previously discussed additional charges related to the commercial aircraft portfolio. Excluding these charges, the provision for losses on receivables declined $38.4 million (28%) from 2001 principally due to lower net credit losses on technology loans and leases. The provision for losses on receivables for 2001 increased $1.0 million (1%) from 2000 principally as a result of increased net credit losses on technology and motor freight receivables. The increase was largely offset by a decrease in the provision due to the exclusion for 2001 of provisions related to finance receivables classified as assets held for sale and the decline in finance receivables outstanding during the year. Credit losses, net of recoveries, as a percentage of average net finance receivables outstanding were 1.62% for 2002, 2.15% for 2001 and 0.91% for 2000.

     Net finance receivables outstanding at December 31, 2002 decreased $0.9 billion (12%) from 2001. The decline in outstanding receivables was primarily the result of the slowdown in the economy, which led to a reduction in customer utilization of available credit lines. Management has established an allowance for losses of $181.3 million (2.93% of net finance receivables outstanding) at December 31, 2002, compared with $136.8 million (1.94% of net finance receivables outstanding) at December 31, 2001. The increase in the allowance for 2002 was primarily the result of the $46.8 million additional reserves established for the Company’s aircraft portfolio.

     Delinquent finance receivables are defined as the installment balance for inventory finance and asset-based lending finance receivables more than sixty days past due and the receivable balance for all other finance receivables over sixty days past due. At December 31, 2002, delinquent finance receivables were $90.2 million (1.34% of finance receivables outstanding) compared with $132.1 million (1.70% of finance receivables outstanding) at December 31, 2001.

     Non-earning finance receivables are defined as balances from borrowers that are more than ninety days delinquent for non-credit card finance receivables or at such time as full collectibility becomes doubtful. Non-earning finance receivables on revolving credit card accounts included in retail finance are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. Non-earning finance receivables were $208.5 million (3.09% of finance receivables outstanding) at December 31, 2002 compared with $238.2 million (3.06% of finance receivables outstanding) at December 31, 2001.

     Assets held for sale at December 31, 2002 totaled $84.8 million, net of a $22.6 million valuation allowance, and primarily consisted of net finance receivables from the consumer mortgage, small business administration loan and Asian joint venture businesses and other repossessed assets. During 2002, the Company disposed of all of its remaining retail finance net finance receivables. Assets held for sale at December 31, 2001 totaled $278.6 million, net of a $113.1 million valuation allowance. Of the finance receivables held for sale at December 31, 2002, $21.6 million were delinquent and $23.4 million were non-earning. At December 31, 2001 delinquent and non-earning finance receivables held for sale were $51.5 million and $54.5 million, respectively.

Intermodal Leasing

     Intermodal leasing’s financial results for 2002 and 2001 reflect the operation’s maritime container and European trailer businesses, while the financial results for 2000 also reflect the operation’s tank container and domestic products businesses, which were sold in the second half of 2000.

The following table shows the results of the intermodal leasing operation for each of the years presented:

	Years Ended December 31,
	2002	2001	2000
	(in millions)
REVENUES	$416.8	$441.7	$684.8
EXPENSES
Depreciation on equipment held for lease	198.8	209.4	271.5
Operating expenses	207.7	205.3	262.3
Interest	38.6	61.4	94.7
Income tax expense (benefit)	(20.3)	(21.1)	13.3

	424.8	455.0	641.8

Income (loss) from continuing operations	(8.0)	(13.3)	43.0
Amortization of goodwill (net of tax)	—	(2.0)	(2.0)
Cumulative effect of accounting change (net of tax)	(35.4)	—	—

Net income (loss)	$(43.4)	$(15.3)	$41.0

     Loss from continuing operations for 2002 included a $6.6 million net tax benefit associated with a structured financing of certain European trailer equipment. Loss from continuing operations for 2001 included a $2.4 million after tax gain resulting from the termination of certain foreign currency forward exchange agreements and $4.6 million from the reversal of previously recorded foreign entity tax liabilities. Excluding these items, operating results for 2002 improved by $5.7 million from 2001 primarily due to the factors discussed below.

     Income from continuing operations for 2000 included a $35.6 million after tax gain related to the sale of the tank container and domestic products businesses, a $9.5 million net tax benefit associated with a structured financing of certain European trailer equipment and a $6.5 million after tax valuation loss provision on certain European trailer equipment. Operating results for 2000 also included the operating income from the tank container and domestic products businesses, which were sold in the second half of 2000. Excluding these items, the loss from operations for 2001 increased $3.8 million from 2000, primarily as a result of the factors discussed below.

     Revenues for 2002 decreased $24.9 million (6%) from 2001 primarily due to declines in per diem rates for maritime containers and fewer European trailers on-hire, partially offset by more maritime containers on-hire. Revenues for 2001 decreased $243.1 million (35%) from 2000 primarily due to the sale of the tank container and domestic products businesses. Also contributing to the decline were lower per diem rates for maritime containers resulting from lower rates on the extension of long-term contracts and fewer containers on-hire due to a weak economic environment.

     Expenses for 2002 declined $31.1 million (7%) from 2001 mainly due to lower ownership costs resulting principally from lower borrowing rates and a smaller fleet size. Contributing to the decline were decreases in fleet operating costs primarily related to increased utilization of maritime containers. These decreases were partially offset by valuation provisions on certain European trailers and maritime containers reclassified as assets held for sale. Expenses for 2001 decreased $152.4 million (24%) from 2000 primarily resulting from the sale of the operation’s tank container and domestic products businesses. Additionally, operating and selling and administrative expenses decreased due to cost control efforts.

     The declines in per diem lease rates for maritime containers over the last several years have been primarily due to decreases in new container prices resulting from an industry shift in production to lower cost locations, an industry surplus in manufacturing capacity and other supply and demand factors. These events have negatively impacted both the per diem lease rates for containers and the disposal values of the Company’s older containers. The Company has employed a strategy of repositioning certain containers, disposing of certain other containers and extending certain lease contracts in an effort to mitigate the future financial impact from these events.

     Maritime container utilization averaged 79% for 2002, 74% for 2001 and 78% for 2000. European trailer utilization was 89% for 2002, 88% for 2001 and 84% for 2000.

Real Estate Information Services

     Real estate information services provides property tax payment and reporting, flood certifications and other real estate information services to its customers. The largest component of this operation is the tax service business, which provides property tax payment and reporting to mortgage lenders and servicers nationwide.

     In 2002, as discussed in Note N of Notes to Consolidated Financial Statements, the Company completed the sale of its interest in TerraPoint, which resulted in a loss of $8.1 million ($5.3 million after tax). In accordance with FAS No. 144, the results of operations of TerraPoint have been reclassified as discontinued operations. In 2000, the operation contributed its Intellitech business in exchange for a 41% equity interest in First American Real Estate Solutions, L.P. (“FARES”). Immediately subsequent to the contribution, the operation sold 51% of such interest for $22.5 million, which resulted in an after tax loss of $1.7 million.

     The following table shows the results of the real estate information services operation for each of the years presented:

	Years Ended December 31,
	2002	2001	2000
	(in millions)
REVENUES	$248.1	$232.5	$247.7
EXPENSES
Operating expenses	180.1	194.6	203.7
Income tax expense (benefit)	26.9	(1.2)	22.6

	207.0	193.4	226.3

Income from continuing operations	41.1	39.1	21.4
Loss from discontinued operations (net of tax)	(5.7)	(1.6)	(1.3)

Net income	$35.4	$37.5	$20.1

     Real estate information services income from continuing operations for 2002 was $41.1 million, an increase of $2.0 million from 2001. Income from continuing operations for 2001 included $16.3 million in after tax reversals of current state tax liabilities accrued, but never incurred, while operating as a division of Transamerica. Excluding these reversals, income from continuing operations for 2002 increased $18.3 million from 2001. Income from continuing operations for 2001 increased $17.7 million from 2000 due primarily to the tax benefit noted above.

     Revenues for 2002 increased $15.6 million (7%) from 2001, primarily due to higher levels of mortgage refinancing activity, which led to increased flood certification and property tax payment and reporting fees. Revenues for 2001 decreased $15.2 million (6%) from 2000 due to the contribution of the operation’s former Intellitech business to FARES, partially offset by an increase in flood certification fees.

     Real estate information services revenue is tied to the mortgage industry as a whole. Billed revenue for the operation will correlate directly with the overall level of mortgage origination activity. The operation’s earned revenue is somewhat less sensitive to changes in mortgage origination activity levels than its billed revenue because of the Company’s revenue recognition policy, which is described more fully in Note B of Notes to Consolidated Financial Statements.

     Operating expenses for 2002 decreased $14.5 million (7%) from 2001 primarily due to cost control and quality improvement initiatives. Operating expenses for 2001 decreased $9.1 million (5%) from 2000 primarily due to the contribution of the Intellitech business, partially offset by increased property tax payment and reporting and flood certification related expenses caused by increased service contract volume.

     Effective during the first quarter of 2002, the tax service business entered into a contract with the largest mortgage servicer in the United States. This servicer became the operation’s largest customer for 2002, representing approximately 20% of its net billed revenue for the year. During the fourth quarter of 2002, the business’ second largest customer notified the Company that it would not renew its contract, which expires in the second quarter of 2003. This customer represented nearly 18% of the operation’s net billed revenue for 2002. The Company anticipates that its life of loan reporting obligation for this customer will terminate during 2003, at which time the Company will recognize the remaining deferred revenue associated with this customer.

Other

     Other consists primarily of miscellaneous income, unallocated interest, the fair value adjustments to debt derivatives that do not qualify as hedges under FAS No. 133 and other expenses. Operating results for 2002 were a loss of $15.6 million compared with a loss of $1.3 million for 2001 and income of $1.3 million for 2000. Results for 2002 included a $3.3 million after tax charge relating to a tentative settlement of litigation in connection with a former business of the Company that was disposed of during 1999. Results for 2002 also included an after tax charge of $3.5 million relating to changes in the fair value of debt derivatives that did not qualify as hedges under FAS No. 133. Results for 2001 included the reversal of a $9.8 million after tax deferred state income tax liability that was no longer required. The reversal was the result of a revaluation of the current consolidated state income tax position of the Company as a result of AEGON’s acquisition of Transamerica, the reorganization of the Company, and the relocation of the Company’s headquarters from California to Illinois. Results for 2001 also included after tax charges of $1.2 million relating to changes in the fair value of debt derivatives that did not qualify as hedges under FAS No. 133. Income for 2000 included $6.1 million in after tax gains from the sale of certain assets and the reversal of reserves related to the Company’s previously sold consumer lending operation.

Critical Accounting Policies

     Allowance for losses

     The Company’s accounting policy underlying the maintenance of the allowance for losses is included in Notes B and E of Notes to Consolidated Financial Statements. The Company maintains an allowance for losses on net finance receivables at an amount that it believes is sufficient to provide adequate protection against losses in its finance receivable portfolios. The allowance is provided through charges against current income and is adjusted for specific receivables as well as losses inherent in the portfolio based on a general reserve percentage that has been developed from the Company’s historical credit loss experience.

     The Company determines its allowance for losses by taking into account its expected losses in each business, the ratio of the allowance for losses to net finance receivables outstanding and the ratio of net credit losses to average net finance receivables outstanding. A specific reserve is established for impaired receivables when it is deemed probable that not all future principal and interest payments will be collected in accordance with the applicable contractual terms. This reserve is reviewed and updated quarterly. The reserve is measured by calculating the difference between the finance receivable balance and the value of the expected future cash flows, including potential cash flows from any available collateral value, net of costs to sell. The Company also may reserve for finance receivables that are not impaired individually but have common collateral value and credit risk characteristics indicating that there is a probable loss within the group.

     Finance receivables are charged-off against the allowance for losses when they are deemed to be uncollectible. Receivables are also charged against the allowance for losses when any of the following conditions occur: the related collateral has been converted or destroyed and it has been determined that recovery related to other forms of recourse is unlikely, the related collateral has been repossessed and the carrying value is greater than the fair value or when there is no approved workout plan in place.

     Real estate service revenue recognition

     The Company’s accounting policy underlying the recognition of real estate service revenues in the consolidated balance sheets and statements of income is included in Note B of Notes to Consolidated Financial Statements. Life of loan fees for property tax payment and reporting services and flood certifications are deferred and recognized in income over the expected loan portfolio life. The Company’s current revenue recognition model for life of loan fees utilizes historical mortgage prepayment experience and portfolio runoff levels to estimate the expected loan portfolio life. Marketplace levels of mortgage refinancing activity may impact this estimate. The Company also periodically reviews its revenue recognition model to determine if the loan lives and/or prepayment speeds used have changed. Accordingly, the Company may adjust the deferral period to reflect current trends. If the rate of mortgage prepayment was to slow significantly and remain at lower levels for several years, the Company would be required to defer a larger portion of its billed revenue and to recognize that revenue over a longer term. This policy also provides that upon the loss of a customer the deferred revenue relating to such customer may be recognized in income at the time the Company’s life of loan servicing obligation to such customer is extinguished.

     Income taxes

     The Company’s accounting policy underlying the recognition of income taxes in the consolidated balance sheets and statements of income is included in Notes B and H of Notes to Consolidated Financial Statements. The Company records income tax expense (benefit) in accordance with FASB Statement No. 109, Accounting for Income Taxes (“FAS No. 109”). The Company is included in the federal income tax return and certain state income tax returns of Transamerica, by terms of a tax agreement, which generally requires the Company to accrue and settle income tax obligations as if the individual legal entities filed separate returns with applicable taxing authorities. All other state, local and foreign tax requirements are satisfied by the various legal entities directly with the appropriate taxing authorities. With the exception of certain foreign earnings that the Company intends to reinvest indefinitely, provisions have been made for the estimated federal income tax liabilities applicable to the undistributed earnings of its subsidiaries.

     In accordance with FAS No. 109, the Company recognizes deferred tax assets and liabilities based on temporary differences in recognition of income and expenses for financial statement and income tax purposes. The Company uses enacted rates in effect on the dates that the temporary differences between the book and tax bases of assets and liabilities are expected to reverse. Under FAS No. 109, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In assessing whether a valuation allowance is required, the Company considers the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, and to a lesser extent, future taxable income and tax planning strategies. Additionally, under a tax sharing agreement, Transamerica provides an unlimited carryforward period for the utilization of all federal tax attributes including but not limited to, net operating losses, foreign tax credits, capital losses and charitable contributions. Based on its assessment and the tax sharing agreement with Transamerica, the Company has determined that a valuation allowance is not required for any of the deferred tax assets it has recorded.

Liquidity and Capital Resources

     Liquidity is a characteristic of the Company’s operations in that a significant portion of its assets consists of short-term finance receivables. Principal cash collections of finance receivables totaled $25.5 billion for 2002, $26.8 billion for 2001 and $27.6 billion for 2000.

     In the second half of 2000, AEGON began providing all of the Company’s long-term debt requirements. Prior to that time, the Company offered publicly, from time to time, senior and subordinated debt securities. The most recent public debt issuance of $0.9 billion occurred in the first half of 2000. In August 2000, AEGON provided a semi-annual guarantee of the Company’s commercial paper program that has been continually renewed through June 30, 2003. Additionally, in the second quarter of 2001, AEGON provided a guarantee covering the Company’s non-cancelable credit agreements. See Note D of Notes to Consolidated Financial Statements for information on the Company’s term debt borrowings and non-cancelable credit agreements.

     The Company’s sources of funds include net cash provided by operating activities, short-term borrowings in the commercial paper market, long-term debt borrowings from AEGON, securitizations, borrowings from banks under committed and uncommitted bank credit facilities and proceeds from the sales and liquidation of certain assets. The Company also has received/returned capital from/to AEGON to maintain targeted leverage of 6.5:1 on-balance-sheet ratio of debt to tangible equity. Tangible equity, for the purpose of this calculation, is defined as total equity less goodwill plus minority interest.

     Principal sources and uses of cash were as follows for the years ended December 31:

	2002	2001	2000
Principal sources of cash:
Net cash provided by operating activities	$578.3	$472.4	$651.6
Term borrowing from AEGON (net)	940.0	1,129.0	400.0
Capital contributions	—	104.3	297.0
Net collections of finance receivables	619.8	1,293.1	—
Proceeds from sales of assets held for sale	338.8	887.7	1,732.8

	$2,476.9	$3,886.5	$3,081.4

Principal uses of cash:
Net repayments of debt	$1,964.2	$3,493.9	$479.8
Net originations of finance receivables	—	—	1,934.1
Dividends paid and returns of capital	410.4	249.4	496.7

	$2,374.6	$3,743.3	$2,910.6

     Net cash provided by operating activities for 2002 increased from 2001 primarily due to changes during 2001 in components of accounts payable and other liabilities. Net cash provided by operating activities for 2001 decreased from 2000 due mainly to the disposition of certain assets in 2000. AEGON began providing the Company with long-term debt funding requirements in the second half of 2000 and also contributed capital to the Company when required for leverage purposes in all years shown. AEGON supported the Company with capital contributions and term debt funding totaling $0.9 billion, $1.2 billion and $0.7 billion for 2002, 2001 and 2000, respectively. Sales of assets held for sale and the liquidations of certain other assets slowed from 2000 to 2001 and from 2001 to 2002 as the Company achieved its disposition objectives. Proceeds from all sources were used to pay third party debt at maturity. Capital in excess of amounts needed to maintain the Company’s targeted leverage was distributed to AEGON.

     In the normal course of business, the Company uses unconsolidated (off-balance-sheet) qualified special purpose entities to facilitate its securitization activities. See Note C of Notes to Consolidated Financial Statements for further information on the Company’s securitization activities. At December 31, 2002, total outstanding securitized assets were $2.8 billion. The Company also utilizes a synthetic lease arrangement to receive off-balance-sheet treatment for one of its facilities. The terms of this lease call for interest-only payments through 2005 with a renewal option to extend the lease through 2010. The Company has a financial guarantee related to the arrangement in the amount of $35.5 million (the cost of the facility at the inception of the lease) that is collateralized by the facility.

     The Company’s liquidity sources have been adequate to meet all of the Company’s obligations and to return capital to AEGON in each of the years shown. The principal risk factors that could decrease sources of the Company’s liquidity are nonpayments by and delinquent payments due from customers and lack of Company or AEGON access to one or more capital markets. The risk of delinquency and nonpayment by the Company’s debtors is managed by each of its operations as more fully discussed below under the Credit Risk heading and in Note C of Notes to Consolidated Financial Statements. Access to capital markets is affected by the Company’s credit ratings. Credit ratings affect the Company’s cost of funds and its ability to borrow new funds and continue operating under certain other existing agreements containing credit ratings triggers. The Company’s securitizations, certain joint venture agreements, and certain derivative agreements contain credit ratings triggers that, if reached, could result in the early termination of an affected agreement with an orderly liquidation. The Company reasonably believes that in the event that a credit ratings trigger was reached, it would be able to re-negotiate any affected agreements to accommodate the changed rating. At December 31, 2002, the Company exceeded the most stringent credit ratings triggers by two ratings levels.

     The Company also will continue to maintain non-cancelable credit agreements to provide an additional source of liquidity for needs not met through capital markets.

     The Company’s contractual obligations and maturities of finance receivables are as follows:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term debt	$2,328.7	$2,328.7	$—	$—	$—
Long-term debt	1,254.9	195.3	451.7	55.8	552.1
AEGON term debt	2,468.8	366.3	1,317.5	785.0	—
Capital leases	91.5	15.8	41.4	31.1	3.2
Operating leases	284.9	74.7	122.6	74.2	13.4
Debt derivatives	23.6	0.7	1.4	1.4	20.1

Total contractual obligations	6,452.4	2,981.5	1,934.6	947.5	588.8
Finance receivables	6,748.9	3,161.3	1,920.4	925.9	741.3

Net projected cash inflow (outflow) (1)	$296.5	$179.8	$(14.2)	$(21.6)	$152.5

(1)	Projections are based solely on contractual maturities; actual cash flows may ultimately differ from these projections.

     Through its daily cash management and asset and liability management functions, the Company maintains a disciplined approach to the management of liquidity that seeks to ensure that funds are available to meet the Company’s obligations. Short-term cash requirements are analyzed and actions are taken to enhance the Company’s access to cash. Consideration is given to each business’ liquidity characteristics and to the indices to which their assets are contractually linked. The Company seeks to maintain a conservative liquidity position and actively manages its liability and capital levels, debt maturities, diversity of funding sources and asset liquidity to be able to meet its obligations as they mature. In evaluating the tenor of debt required by its businesses, the Company relies on projections reflecting, among other items, planned future changes in its business mix and strategy.

     Based on the strength and liquidity of the Company’s businesses and support from AEGON, maturities of debt will be refinanced provided that adverse changes in the Company or AEGON’s operating performance could limit the Company’s access to capital markets to accomplish these refinancings.

Contractual Obligations and Commercial Commitments

     Through the normal course of operations, the Company has entered into contractual obligations and commitments. Such obligations relate to funding through debt obligations and leases for premises and equipment. See above under the Liquidity and Capital Resources heading for further information on the Company’s contractual obligations. As a financial services provider, the Company also routinely enters into commitments to extend credit along with other financial guarantees. Actual fundings for unused lines and letters of credit will be dependent on the financing needs of the Company’s customers. Stand-by letters of credit and other financial guarantees may represent future cash requirements of the Company, however a significant portion of these commitments typically expire without being drawn upon.

The following table details the Company’s other commercial commitments for the future periods presented:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other commercial commitments:
Unused lines and letters of credit	$1,981.3	$1,981.3	$—	$—	$—
Standby letters of credit	350.1	297.1	42.3	7.0	3.7
Financial guarantees	97.7	0.6	62.1	1.4	33.6
Funding commitments	23.1	18.3	—	3.6	1.2

Total commercial commitments	$2,452.2	$2,297.3	$104.4	$12.0	$38.5

Credit Risk

     Credit risk is the risk of loss that may occur from the failure of a customer to perform according to the terms of their contract. The Company’s credit risk management process starts with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable, operating lease and trade receivable including collecting past due balances and liquidating underlying collateral. The Company is exposed to credit risk primarily in its commercial lending operation.

     Credit facilities are subject to approval within the Company’s overall credit approval and underwriting guidelines and are issued commensurate with the credit evaluation performed on each borrower. Credit personnel, in order to continually evaluate the customer’s borrowing and repayment ability, review and monitor the following factors (where and when applicable) related to the borrower/customer:

  financial condition
  results of and cash flows from operations
  compliance with financial covenants
  liquidity
  management’s track record and credit history
  strength of industry
  size and quality of customer base
  quality and value of the underlying collateral
  backing of venture capital investors
  periodic physical inventory checks
  other data, such as third party credit reports

     Further credit enhancement may be provided through the use of participations, letters of credit, credit insurance, and/or collateral borrowing bases. Additionally, under inventory floorplan financing, repurchase agreements are generally maintained with the manufacturers. These agreements provide the Company with an additional recourse in the event that the repossession of the underlying collateral is necessary.

Market Risk

     Market risk is the risk of loss that may occur from fluctuations in interest and currency exchange rates and equity and commodity prices. Both derivative and non-derivative financial instruments have market risk so the Company’s risk management extends beyond derivatives to encompass all financial instruments it holds that are sensitive to market risk. The Company is primarily exposed to interest rate risk.

Interest Rate Risk

     The Company’s operations are subject to risk from interest rate fluctuations when there is a difference between the amounts of its interest earning assets and interest bearing liabilities that prepay, mature or reprice in specified periods. The Company manages its exposure to interest rate fluctuations by managing the characteristics of its assets and liabilities so that the impacts of these fluctuations are minimized. One of the Company’s objectives for asset and liability management is to minimize funding costs while maintaining acceptable levels of interest rate risk. To help achieve this objective, the Company uses derivative financial instruments, such as interest rate exchange agreements, that correlate to the characteristics of its assets and liabilities.

     If market interest rates on December 31, 2002 and 2001 abruptly increased 75 basis points, the fair value of the Company’s finance receivables portfolio would decrease approximately $44 million and $55 million, respectively. The fair value of its debt on December 31, 2002 and 2001, including debt derivatives recorded would decrease approximately $66 million and $90 million, respectively, and the fair value of its interest rate exchange agreements would increase approximately $2 million and decrease approximately $16 million, respectively. Conversely, if rates on December 31, 2002 and 2001 abruptly decreased 75 basis points, the fair value of its finance receivables portfolio would increase approximately $46 million and $58 million, respectively. The fair value of its debt on December 31, 2002 and 2001, including debt derivatives recorded would increase approximately $72 million and $95 million, respectively, and the fair value of its interest rate exchange agreements would decrease approximately $2 million and increase approximately $16 million, respectively.

     The Company determined these amounts by considering only the impact of the hypothetical interest rate change. These analyses do not consider the possible effect that a change in economic activity could have in such an environment. In the event of a change of such magnitude, the Company would likely take action to mitigate its exposure to the negative consequences. The Company’s customers and competitors would also respond to these fluctuations, and regulators or legislators might act in ways the Company cannot foresee. Because the Company cannot be certain of the specific actions that would be taken, or of the effects on those operations, the sensitivity analyses above should not be considered to be predictive of future performance.

     The commercial lending operation is exposed to interest rate risk to the extent that its interest earning receivables do not reprice as frequently, on the same basis or to the same extent, as its interest bearing liabilities. The Company pursues funding strategies that attempt to reduce the sensitivity of gross interest margin to interest rate fluctuations. These strategies take into consideration both the variability of interest rates and the maturity and repricing profile of its interest earning loans and interest bearing liabilities. At December 31, 2002, $4.2 billion and $1.8 billion of its finance receivables were variable rate and fixed rate, respectively, compared with $4.6 billion and $2.3 billion, respectively, at December 31, 2001. Variable rate receivables are tied to variable rate indices, such as the prime rate, LIBOR or commercial paper and variable rate receivables are funded with short-term borrowings, principally commercial paper, medium term variable rate borrowings and long-term fixed rate borrowings that have been swapped to variable rates. Fixed rate receivables are funded with long-term fixed rate borrowings, with maturities ranging from two to twenty-six years.

Impact of Adopting New Accounting Standards

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS No. 146”). This statement addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company expects to adopt this statement as of January 1, 2003.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 interprets FASB Statement Nos. 5, 57 and 107, and addresses the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees that it has issued. In addition, FIN No. 45 clarifies that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of annual periods ending after December 15, 2002. The adoption of FIN No. 45 may affect the timing of the Company’s recognition of revenue related to its issuance of commercial commitments. However, due to the short-term duration of these commitments, the Company does not expect the interpretation to have a material effect on its financial position or the results of its operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 interprets Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities having one of two characteristics. One characteristic is the equity investment at risk being not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity. The other characteristic is the equity investors lack essential characteristics of a controlling financial interest including direct or indirect ability to make decisions, obligation to absorb expected losses of the entity or the right to receive the expected residual returns of the entity if they occur. FIN No. 46 is effective immediately to variable interest entities created after January 31, 2003 and to interests in variable interest entities obtained by the Company after that date. FIN No. 46 applies in the first interim period beginning after June 15, 2003 to variable interest entities the Company acquired before February 1, 2003. FIN No. 46 may affect the off-balance-sheet treatment of the Company’s synthetic lease. The Company does not expect the interpretation to have a material effect on its financial position or the results of its operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     The statements contained in this report, which are not historical facts, are forward-looking statements. When included in this report, the words “expects”, “intends”, “anticipates”, “estimates”, and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others:

  general economic and business conditions
  competition
  changes in financial markets (credit, currency, commodities and stocks)
  changes in foreign, political, social and economic conditions regulatory initiatives and compliance with governmental regulations, judicial decisions and rulings various other matters, many of which are beyond the Company’s control

     These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

TRANSAMERICA FINANCE CORPORATION SUPPLEMENTARY FINANCIAL INFORMATION SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Dollar amounts in millions)

2002	March 31	June 30	September 30	December 31
Revenues	$358.5	$358.3	$356.0	$353.4
Income from continuing operations	42.7	35.0	23.0	3.9
Income (loss) from discontinued operations
(net of tax)	(4.8)	(0.8)	0.6	(2.2)
Cumulative effect of accounting change
(net of tax)	(43.4)	—	—	—

Net income (loss)	$(5.5)	$34.2	$23.6	$1.7

2001	March 31	June 30	September 30	December 31
Revenues	$471.7	$445.4	$406.4	$395.3
Income from continuing operations	19.3	35.5	19.8	24.0
Income (loss) from discontinued operations
(net of tax)	(0.8)	(0.7)	(1.2)	1.1
Cumulative effect of accounting change
(net of tax)	7.7	—	—	—

Net income	$26.2	$34.8	$18.6	$25.1

47

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted in accordance with General Instruction I.

ITEM 11.  EXECUTIVE COMPENSATION

     Omitted in accordance with General Instruction I.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Omitted in accordance with General Instruction I.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted in accordance with General Instruction I.

ITEM 14.  CONTROLS AND PROCEDURES

     As of a date (the “Evaluation Date”) within 90 days of the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective to timely alert them to material information required to be included in the Company’s Exchange Act filings. Subsequent to the Evaluation Date, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and therefore, no corrective actions were taken.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON                    FORM 8-K

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements (included in Item 8):

Report of Independent Auditors dated February 4, 2003.

Consolidated Balance Sheets at December 31, 2002 and 2001.

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholder's Equity at December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or the related footnotes.

(3)	List of Exhibits:

3(i)	Transamerica Finance Corporation Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1988 and Exhibit 3.1a to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1990).

3(ii)	Transamerica Finance Corporation By-Laws, as amended, last amendment--February 19, 1991 (incorporated by reference to Exhibit 3(ii) to Registrant's Form 10-K Annual Report (File No. 1-6798) for the year ended December 31, 1994).

4.1	Indenture dated as of April 1, 1991 between Registrant and Harris Trust and Savings Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3 (File No. 33-40236) as filed with the Commission on August 16, 1991).

4.2*

10.1	GUARANTEE, by AEGON N.V., a Netherlands based corporation, dated as of August 1, 2000, of all United States Commercial Paper Notes issued by Transamerica Finance Corporation from August 1, 2000 until December 31, 2000, incorporated by reference herein from Exhibit 99.1 of Report on Form 8-K dated August 1, 2000.

10.2	Amendment No. 5, dated as of December 13, 2002, to GUARANTEE, dated as of August 1, 2000, of all United States Commercial Paper Notes issued by Transamerica Finance Corporation, from August 1, 2000 to June 30, 2003.

10.3	GUARANTY, by AEGON N.V., a Netherlands based corporation, dated as of June 12, 2002, of Short Term Revolving Credit Agreement and Long Term Revolving Credit Agreement.

10.4	GUARANTEE, by AEGON N.V., a Netherlands based corporation, dated as of December 13, 2002, of all Canadian Commercial Paper Notes issued by Transamerica Finance Corporation from August 1, 2000 until June 30, 2003.

12	Computation of Ratio of Earnings to Fixed Charges.

99.2	Certification of Annual Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

49

(b)	Reports on Form 8-K filed in the fourth quarter of 2002: None.

(c)	Exhibits: Certain of the exhibits listed in Item (a) 3 above have been submitted under separate filings, as indicated.

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

TRANSAMERICA FINANCE CORPORATION By: /s/ ROSARIO A. PERRELLI Rosario A. Perrelli, Executive Vice President and Chief Financial Officer

Date: March 6, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
Principal Executive Officer:
/s/ Robert A. Watson (Robert A. Watson)	Chairman of the Board of Directors and Chief Executive Officer
Principal Financial Officer:
/s/ Rosario A. Perrelli (Rosario A. Perrelli)	Executive Vice President, Chief Financial Officer and Director
Principal Accounting Officer:
/s/ Thomas G. Bastian (Thomas G. Bastian)	Senior Vice President and Controller
Directors:
/s/ James A. Beardsworth (James A. Beardsworth)	Director
/s/ Joseph B.M. Streppel (Joseph B.M. Streppel)	Director
/s/ Mitchell F. Vernick (Mitchell F. Vernick)	Director

51

CERTIFICATIONS

I, ROBERT A. WATSON, certify that:

(1)	I have reviewed this annual report on Form 10-K of Transamerica Finance Corporation;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)	The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert A. Watson (Robert A. Watson)	Chairman and Chief Executive Officer

Date: March 6, 2003 52

I, ROSARIO A. PERRELLI, certify that:

(1)	I have reviewed this annual report on Form 10-K of Transamerica Finance Corporation;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)	The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Rosario A. Perrelli (Rosario A. Perrelli)	Executive Vice President and Chief Financial Officer

Date: March 6, 2003 53