Form 10-Q
period 2003-03-31
TRANSAMERICA FINANCE CORP
filed 2003-05-06
CIK 99193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

Commission File Number 1-6798

_________________

TRANSAMERICA FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-1077235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9399 West Higgins Road
Rosemont, Illinois 60018
(Address of principal executive offices)
(Zip Code)

(847) 685-1100
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  |X|    No  |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  |_|     No |X|

        Number of shares of Common Stock, $10 par value, outstanding as of close of business on May 5, 2003: 1,464,285.

        The registrant meets the conditions set forth in General Instruction H(1)(a)(b) and (c) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Balance Sheets
March 31, 2003 and December 31, 2002	1

Condensed Consolidated Statements of Operations Three Months Ended March 31, 2003 and 2002	2

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2003 and 2002	3

Notes to Condensed Consolidated Financial Statements	4

Item 2 Management's Narrative Analysis of Results of Operations	6

Item 3 Quantitative and Qualitative Disclosures About Market Risk	9

Item 4 Controls and Procedures	9

PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K	10

Signatures	11

Certifications	12

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSAMERICA FINANCE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Dollar amounts in millions)

	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$80.4	$65.1

Finance receivables	7,155.8	6,748.9
Less unearned finance charges	536.7	561.1

Net finance receivables	6,619.1	6,187.8
Less allowance for losses	178.2	181.3

	6,440.9	6,006.5
Property and equipment (net of accumulated depreciation of
$1,384.5 for 2003 and $1,356.2 for 2002):
Land, buildings and equipment	42.9	46.5
Equipment held for lease	1,573.5	1,625.5
Investments (cost of $73.5 for 2003 and $74.5 for 2002)	75.5	77.7
Goodwill	262.7	262.1
Other intangible assets (net of accumulated amortization of $56.3
for 2003 and $53.2 for 2002)	95.9	98.2
Assets held for sale	108.1	105.4
Other assets	438.7	569.7

	$9,118.6	$8,856.7

LIABILITIES AND STOCKHOLDER’S EQUITY
Debt:
Unsubordinated	$3,689.3	$3,553.7
Subordinated	28.5	53.5
Due to AEGON	2,543.7	2,468.8

Total debt	6,261.5	6,076.0
Deferred real estate service revenues	303.4	298.9
Accounts payable and other liabilities	977.8	934.5
Income taxes payable	402.0	402.8
Stockholder’s equity:
Preferred stock—authorized, 250,000 shares without par value;
none issued	—	—
Common stock—authorized, 2,500,000 shares of $10 par value;
issued and outstanding, 1,464,285 shares	14.6	14.6
Additional paid-in capital	1,061.8	1,061.8
Retained earnings	103.9	70.8
Accumulated other comprehensive loss	(6.4)	(2.7)

Total stockholder’s equity	1,173.9	1,144.5

	$9,118.6	$8,856.7

See notes to condensed consolidated financial statements

1

TRANSAMERICA FINANCE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollar amounts in millions)

	Three months ended March 31,
	2003	2002
REVENUES
Finance charges	$149.8	$167.2
Leasing revenues	104.4	101.6
Real estate service revenues	66.9	59.3
Other revenues	33.4	30.4

Total revenues	354.5	358.5

EXPENSES
Interest and debt expense	46.1	66.0
Depreciation on equipment held for lease	50.3	52.8
Salaries and other operating expenses	156.5	162.5
Provision for losses on receivables	4.3	22.3

Total expenses	257.2	303.6
Income from continuing operations before income taxes	97.3	54.9
Income tax expense	4.4	12.2

Income from continuing operations	92.9	42.7
Income (loss) from discontinued operations (net of income tax
benefit of $0.0 for 2003 and $2.2 for 2002)	0.2	(4.8)

Income before cumulative effect of accounting change	93.1	37.9
Cumulative effect of accounting change (net of income tax benefit
of $2.6)	—	(43.4)

Net income (loss)	$93.1	$(5.5)

See notes to condensed consolidated financial statements

2

TRANSAMERICA FINANCE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in millions)

	Three months ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$93.1	$(5.5)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Cumulative effect of accounting change	—	43.4
Depreciation and amortization	60.3	59.3
Provision for losses on receivables	4.3	22.3
Change in accounts payable and other liabilities	43.3	(24.9)
Change in income taxes payable	(0.8)	(0.2)
Other	136.6	116.3

Net cash provided by operating activities	336.8	210.7

INVESTING ACTIVITIES
Finance receivables originated and purchased	(5,820.2)	(5,758.6)
Finance receivables collected and sold	5,384.1	5,870.4
Purchases of property and equipment	(11.5)	(14.4)
Sales of property and equipment	3.4	17.2
Proceeds from sales of assets held for sale	16.3	24.0
Other	(4.5)	19.5

Net cash provided by (used in) investing activities	(432.4)	158.1

FINANCING ACTIVITIES
Proceeds from non-affiliate debt financing	2,473.3	2,051.2
Repayments of non-affiliate debt	(2,382.7)	(2,517.0)
Proceeds from debt financing with AEGON	175.0	250.0
Repayments of debt to AEGON	(100.0)	—
Capital contributions from parent	5.3	—
Dividends to parent	(60.0)	—
Return of capital to parent	—	(109.5)

Net cash provided by (used in) financing activities	110.9	(325.3)

Increase in cash and cash equivalents	15.3	43.5
Cash and cash equivalents at beginning of year	65.1	56.2

Cash and cash equivalents at end of period	$80.4	$99.7

See notes to condensed consolidated financial statements

3

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Transamerica Finance Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes set forth in the Company’s Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the 2003 classifications.

Note B — Impact of Adopting New Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 interprets FASB Statement Nos. 5, 57 and 107, and addresses the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees that it has issued. In addition, FIN No. 45 clarifies that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified ending after December 31, 2002. The Company adopted FIN No. 45 as of January 1, 2003 without material effect to either its financial position or the results of its operations.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”), an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.

        The Company leases one of its facilities from an unconsolidated variable interest entity (“VIE”) under an operating lease, which expires in September 2005, but can be renewed through September 2010. A third party has invested capital at risk of 3% of the assets of the VIE with the remainder being financed through a debt obligation. Currently, this allows the Company to not consolidate the VIE in the Company’s financial statements and to account for the arrangement as an operating lease. Accordingly, neither the leased facility nor the related debt is reported in the Company’s accompanying condensed consolidated balance sheets.

        The Company believes that under FIN No. 46 it will be deemed the VIE’s primary beneficiary. The Company expects to begin consolidating the VIE effective July 1, 2003. If the Company had consolidated the VIE beginning January 1, 2002, property and equipment reported at December 31, 2002 would have increased approximately $32 million, net of accumulated depreciation of approximately $4 million, and debt and minority interest would have increased approximately $34 million and $1 million, respectively. Rental expense reported for the year ended December 31, 2002 would have decreased approximately $2 million, while depreciation expense and interest expense would have increased approximately $1 million and $2 million, respectively.

Note C — Consolidated Statements of Retained Earnings

The following table sets forth retained earnings for the periods indicated:

	Three months ended March 31,
	2003	2002
Balance at beginning of year	$70.8	$80.1
Net income (loss)	93.1	(5.5)
Dividends to parent	(60.0)	(63.3)

Balance at end of period	$103.9	$11.3

Note D — Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended March 31,
	2003	2002
Net income (loss)	$93.1	$(5.5)
Other comprehensive income (loss):
Change in net unrealized gains from investments marked to
fair value (net of tax)	(2.2)	(3.3)
Foreign currency translation adjustments	(1.8)	(7.9)
Change in unrealized gains from derivatives marked to
fair value (net of tax)	0.3	0.4

Comprehensive income (loss)	$89.4	$(16.3)

Note E — Subsequent Event

        On April 30, 2003, the real estate information services operation’s contract with its second largest customer expired. Under the terms of the contract, the operation’s life of loan reporting obligation to this customer terminated as of the contract expiration date. Accordingly, the operation will recognize all of its remaining deferred revenue associated with this customer, approximately $57 million ($35 million after tax), during the second quarter of 2003.

Item 2.  Management’s Narrative Analysis of Results of Operations.

The following table sets forth revenues and income (loss) by business segment for the periods indicated:

	Three months ended March 31,
	Revenues		Income (loss)
	2003	2002	2003	2002
Commercial lending	$180.6	$201.0	$69.9	$35.3
Intermodal leasing	104.4	97.9	5.6	1.2
Real estate information services	68.8	60.2	17.9	7.1
Other(1)	0.7	(0.6)	(0.5)	(0.9)

	$354.5	$358.5	92.9	42.7

Income (loss) from discontinued operations (net of tax)			0.2	(4.8)
Cumulative effect of accounting change (net of tax)			—	(43.4)

Net income (loss)			$93.1	$(5.5)

(1)	Unallocated items including intercompany eliminations.

6

Commercial Lending

        Income from continuing operations for the first quarter of 2003 was $69.9 million, a $34.6 million (98%) increase from the first quarter of 2002. Operating results for the first quarter of 2003 included a federal tax benefit of $13.8 million resulting from a cash dividend paid from a foreign subsidiary. The tax benefit was a recapture of previously paid federal taxes on foreign earnings. Also included in the 2003 results was a reversal of $7.3 million in federal tax reserves relating to anticipated federal taxes on the repatriation of foreign earnings. These reserves were no longer necessary as a result of the payment of the cash dividend discussed in the preceding sentence. Excluding the above items, commercial lending income from continuing operations increased $13.5 million (38%) from the first quarter of 2002. The increase was primarily attributable to a lower provision for losses on receivables.

        Revenues for the first quarter of 2003 decreased $20.4 million (10%) from the first quarter of 2002, principally as a result of lower average net finance receivables outstanding and the sale and liquidation of net finance receivables in assets held for sale. Interest expense for the first quarter of 2003 decreased $21.6 million (40%) from the comparable 2002 period, primarily due to lower borrowing rates. Operating expenses for the first quarter of 2003 remained level with the comparable 2002 period. Lower costs related to the decline in the liquidating and held for sale assets were largely offset by increased expenses in the ongoing businesses. For the first quarter of 2003, the provision for losses on receivables decreased $18.0 million (81%) from the first quarter of 2002, principally as a result of lower credit losses. Net annualized credit losses as a percentage of average net finance receivables outstanding were 0.38% for the first quarter of 2003 compared with 1.30% for the first quarter of 2002.

        Net finance receivables outstanding at March 31, 2003 increased $431.3 million (7%) from December 31, 2002 due primarily to seasonal growth in the distribution finance business. Management has established an allowance for losses on net finance receivables of $178.2 million (2.69% of net finance receivables outstanding) at March 31, 2003, compared with $181.3 million (2.93% of net finance receivables outstanding) at December 31, 2002.

        Delinquent finance receivables are defined as the installment balance for inventory finance and asset-based finance receivables more than sixty days past due and the receivable balance for all other finance receivables over sixty days past due. At March 31, 2003, delinquent finance receivables were $65.7 million (0.92% of finance receivables outstanding) compared with $90.2 million (1.34% of finance receivables outstanding) at December 31, 2002.

        Non-earning finance receivables are defined as balances from borrowers that are more than ninety days delinquent for non-credit card finance receivables or at such time as full collectibility becomes doubtful. Non-earning finance receivables on revolving credit card accounts are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. At March 31, 2003, non-earning finance receivables were $247.7 million (3.46% of finance receivables outstanding) compared with $208.5 million (3.09% of finance receivables outstanding) at December 31, 2002. The increase in non-earning finance receivables was primarily related to airline and manufacturing receivables.

        Assets held for sale at March 31, 2003 totaled $93.2 million, net of a $17.6 million valuation allowance, and primarily consisted of net finance receivables from the consumer mortgage, small business administration loan and Asian joint venture businesses and other repossessed assets. The Company has obtained regulatory approval for the sale of its Asian joint venture business and expects to complete the sale during the second quarter of 2003. Assets held for sale at December 31, 2002 totaled $84.8 million, net of a $22.6 million valuation allowance. Of the net finance receivables held for sale at March 31, 2003, $14.3 million were delinquent and $18.8 million were non-earning. At December 31, 2002, delinquent and non-earning net finance receivables held for sale were $21.6 million and $23.4 million, respectively.

Intermodal Leasing

        Income from continuing operations for the first quarter of 2003 increased $4.4 million from the first quarter of 2002. Income from continuing operations for the first quarter of 2002 included a $6.6 million net tax benefit associated with a structured financing of certain European trailer equipment. Excluding this item, income from continuing operations for the first quarter of 2003 improved $11.0 million, mainly due to increased utilization of maritime containers and lower ownership costs due to a smaller maritime container fleet.

        Revenues for the first quarter of 2003 increased $6.5 million (7%) from the first quarter of 2002, primarily due to an increase in the number of maritime containers on-hire and higher European trailer revenues resulting from a weaker dollar foreign exchange rate.

        Expenses for the first quarter of 2003 decreased $7.9 million (7%) from the first quarter of 2002, primarily due to lower storage and positioning costs related to increased utilization of maritime containers and lower ownership costs resulting from a smaller maritime container fleet. This decrease was partially offset by higher European trailer expenses resulting from a weaker dollar foreign exchange rate.

        Maritime container utilization averaged 86% for the first quarter of 2003 and 74% for the first quarter of 2002. European trailer utilization averaged 87% for the first quarter of both 2003 and 2002.

Real Estate Information Services

        Income from continuing operations for the first quarter of 2003 was $17.9 million compared with $7.1 million for the first quarter of 2002. The $10.8 million increase was primarily due to increased revenues and continued focus on controlling expenses.

        Revenues for the first quarter of 2003 increased $8.6 million (14%) from the first quarter of 2002. The increase in revenues was primarily due to higher levels of mortgage refinance activity, which led to increased property tax payment and reporting and flood certification fees.

        Expenses for the first quarter of 2003 decreased $6.4 million (13%) from the first quarter of 2002. The decrease was due to continued focus on efficiency and quality improvements.

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

        The notional amounts of the Company’s debt derivative financial instruments were $0.7 billion at both March 31, 2003 and December 31, 2002. Of these derivatives, $0.5 billion at both March 31, 2003 and December 31, 2002 qualified under FASB Statement No. 133, Accounting for Derivative Instruments and hedging Activities (“FAS No. 133”), for hedge accounting treatment. The hedging relationships of the Company’s fair value and cash flow hedges qualified under FAS No. 133 for the “short cut method” and therefore no ineffective cash flow gains or losses were recognized.

        The fair value of the Company’s hedges at March 31, 2003 consisted of gross obligations to counterparties of $6.9 million and gross benefits of $11.0 million, resulting in a net benefit of $4.1 million. The fair value of the Company’s hedges at December 31, 2002 consisted of gross obligations to counterparties of $20.1 million and gross benefits of $11.8 million, resulting in a net obligation of $8.3 million.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        The statements contained in this report, which are not historical facts, are forward-looking statements. When included in this report, the words “expects”, “intends”, “anticipates”, “estimates”, and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others:

•	general economic and business conditions
•	competition
•	changes in financial markets (credit, currency, commodities and stocks)
•	changes in foreign, political, social and economic conditions
•	regulatory initiatives and compliance with governmental regulations, judicial decisions and rulings
•	various other matters, many of which are beyond the Company's control

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Omitted in accordance with General Instruction H.

Item 4. Controls and Procedures.

        As of a date (the “Evaluation Date”) within ninety days prior to this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective to timely alert them to material information required to be included in the Company’s Exchange Act filings. Subsequent to the Evaluation Date, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

12	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification of Quarterly Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

None.

10

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSAMERICA FINANCE CORPORATION (Registrant)

Signature	Title

Principal Financial Officer:

/s/ ROSARIO A. PERRELLI	Executive Vice President and Chief Financial Officer
—————————————————
(Rosario A. Perrelli)

Principal Accounting Officer:

/s/ THOMAS G. BASTIAN	Senior Vice President and Controller
—————————————————
(Thomas G. Bastian)

Date: May 6, 2003 11

CERTIFICATIONS

I, ROBERT A. WATSON, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Transamerica Finance Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT A. WATSON	Chairman and Chief Executive Officer
—————————————————
(Robert A. Watson)

Date: May 6, 2003 12

I, ROSARIO A. PERRELLI, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Transamerica Finance Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROSARIO A. PERRELLI	Executive Vice President and Chief Financial Officer
—————————————————
(Rosario A. Perrelli)

Date: May 6, 2003 13