Form 10-Q
period 2003-06-30
TRANSAMERICA FINANCE CORP
filed 2003-08-08
CIK 99193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

        Number of shares of Common Stock, $10 par value, outstanding as of close of business on August 7, 2003: 1,464,285.

        The registrant meets the conditions set forth in General Instruction H(1)(a)(b) and (c) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Balance Sheets
June 30, 2003 and December 31, 2002	1

Condensed Consolidated Statements of Income Six and Three Months Ended June 30, 2003 and 2002	2

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2003 and 2002	3

Notes to Condensed Consolidated Financial Statements	4

Item 2 Management's Narrative Analysis of Results of Operations	7

Item 3 Quantitative and Qualitative Disclosures About Market Risk	11

Item 4 Controls and Procedures	11

PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K	12

Signatures	13

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSAMERICA FINANCE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$44.0	$65.1

Finance receivables	6,528.5	6,748.9
Less unearned finance charges	522.2	561.1

Net finance receivables	6,006.3	6,187.8
Less allowance for losses	164.7	181.3

	5,841.6	6,006.5
Property and equipment (net of accumulated depreciation of
$1,402.3 for 2003 and $1,356.2 for 2002):
Land, buildings and equipment	36.4	46.5
Equipment held for lease	1,553.1	1,625.5
Investments (cost of $68.3 for 2003 and $74.5 for 2002)	72.9	77.7
Goodwill	263.4	262.1
Other intangible assets (net of accumulated amortization of $59.6
for 2003 and $53.2 for 2002)	93.6	98.2
Assets held for sale	56.7	105.4
Other assets	441.4	569.7

	$8,403.1	$8,856.7

LIABILITIES AND STOCKHOLDER'S EQUITY
Debt:
Unsubordinated	$2,999.6	$3,553.7
Subordinated	18.5	53.5
Due to AEGON	2,580.1	2,468.8

Total debt	5,598.2	6,076.0
Deferred real estate service revenues	266.4	298.9
Accounts payable and other liabilities	998.2	934.5
Income taxes payable	460.8	402.8
Stockholder's equity:
Preferred stock—authorized, 250,000 shares without par value;
none issued	—	—
Common stock—authorized, 2,500,000 shares of $10 par value;
issued and outstanding, 1,464,285 shares	14.6	14.6
Additional paid-in capital	1,023.5	1,061.8
Retained earnings	29.0	70.8
Accumulated other comprehensive income (loss)	12.4	(2.7)

Total stockholder's equity	1,079.5	1,144.5

	$8,403.1	$8,856.7

See notes to condensed consolidated financial statements

TRANSAMERICA FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in millions)

	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
REVENUES
Finance charges	$303.2	$331.0	$154.4	$164.2
Leasing revenues	207.6	204.9	103.2	103.3
Real estate service revenues	188.0	116.4	121.1	57.1
Other revenues	80.6	66.3	47.5	35.0

Total revenues	779.4	718.6	426.2	359.6
EXPENSES
Interest and debt expense	97.0	129.4	51.3	64.4
Depreciation on equipment held for lease	100.4	105.5	50.1	52.7
Salaries and other operating expenses	298.5	320.5	143.0	158.1
Provision for losses on receivables	2.7	51.3	(1.5)	29.0

Total expenses	498.6	606.7	242.9	304.2
Income from continuing operations before income taxes	280.8	111.9	183.3	55.4
Income tax expense	70.8	32.7	66.4	19.9

Income from continuing operations	210.0	79.2	116.9	35.5

Losses from discontinued operations (net of income tax benefit of
$3.8 and $3.7 for 2003, and $3.7 and $1.2 for 2002)	(6.8)	(7.1)	(6.8)	(1.3)

Income before cumulative effect of accounting change	203.2	72.1	110.1	34.2
Cumulative effect of accounting change (net of income tax benefit
of $2.6)	—	(43.4)	—	—

Net income	$203.2	$28.7	$110.1	$34.2

See notes to condensed consolidated financial statements

TRANSAMERICA FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in millions)

	Six months ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$203.2	$28.7
Adjustments to reconcile net income to net cash provided by
operating activities:
Cumulative effect of accounting change	—	43.4
Depreciation and amortization	119.6	120.2
Provision for losses on receivables	2.7	51.3
Change in accounts payable and other liabilities	63.7	52.7
Change in income taxes payable	58.0	14.6
Other	165.2	165.5

Net cash provided by operating activities	612.4	476.4
INVESTING ACTIVITIES
Finance receivables originated and purchased	(12,251.5)	(12,412.0)
Finance receivables collected and sold	12,386.6	12,862.6
Purchases of property and equipment	(47.0)	(36.1)
Sales of property and equipment	11.5	31.6
Proceeds from sales of assets held for sale	40.4	218.1
Other	3.4	(14.6)

Net cash provided by investing activities	143.4	649.6
FINANCING ACTIVITIES
Proceeds from non–affiliate debt financing	3,463.1	3,613.2
Repayments of non–affiliate debt	(4,075.3)	(4,931.9)
Proceeds from debt financing with AEGON	175.0	590.0
Repayments of debt to AEGON	(100.0)	(250.0)
Capital contributions from parent	5.3	—
Dividends to parent	(245.0)	(63.3)
Return of capital to parent	—	(109.5)

Net cash used in financing activities	(776.9)	(1,151.5)

Decrease in cash and cash equivalents	(21.1)	(25.5)
Cash and cash equivalents at beginning of year	65.1	56.2

Cash and cash equivalents at end of period	$44.0	$30.7

See notes to condensed consolidated financial statements

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Transamerica Finance Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes set forth in the Company’s Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the 2003 classifications.

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

        FIN No. 46 applies in the first interim period beginning after June 15, 2003 to variable interest entities the Company acquired before February 1, 2003. The Company believes that under FIN No. 46 it will be deemed the VIE’s primary beneficiary. The Company expects to begin consolidating the VIE effective with the adoption of FIN No. 46 as of July 1, 2003. Upon adoption, the Company expects property and equipment to increase approximately $31 million, net of accumulated depreciation of approximately $4 million, and debt and minority interest to increase approximately $34 million and $1 million, respectively. The cumulative effect on net income is expected to be a charge of approximately $3 million after tax.

Note C — Discontinued Operations

        During the second quarter of 2003, the Company decided to sell its ownership interest in FACTA, LLP (“FACTA”), a domestic owner/operator truck financing business. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS No. 144”), the assets of FACTA, consisting of $16.8 million of net finance receivables and $3.3 million of other assets, have been reclassified as assets held for sale and the condensed consolidated statements of income have been restated to reflect the results of the operations of FACTA as a discontinued operation. A loss provision of $9.5 million ($6.2 million after tax) was recorded to write down the assets to fair value. The decision to sell FACTA was based on the business’ operating performance and the emergence of interested buyers. The sale is expected to close during the third quarter of 2003. FACTA was part of the Company’s Commercial Lending segment. Revenues for FACTA for the first half and second quarter of 2003 were $2.0 million and $0.8 million, respectively. For the first half and second quarter of 2002, the Company accounted for FACTA using the equity method and recorded revenues of $0.0 million and $0.4 million, respectively. Pretax losses from operations for the first half and second quarter of 2003 were $1.2 million and $1.0 million, respectively, and $2.1 million and $0.7 million for the corresponding periods of 2002.

        During the fourth quarter of 2002, the Company determined that its seventy percent ownership interest in Transamerica Apple Distribution Finance Limited (“TADFL”), a joint venture in Asia, did not fit its long term strategy. As a result of this determination the Company reclassified the assets of TADFL, consisting of $40.6 million of net finance receivables and other assets, as assets held for sale and restated the condensed consolidated statements of income to reflect the results of the operations of TADFL as a discontinued operation. The liabilities of TADFL consisted of $30.0 million of debt and other liabilities. In the second quarter of 2003, the Company completed the sale of its interest in TADFL. TADFL was part of the Company’s Commercial Lending segment. Revenues for the first half and second quarter of 2003 were $0.7 million and $0.0 million, respectively, and $3.4 million and $2.0 million for the comparable periods of 2002. Pretax income from operations for the first half and second quarter of 2003 was $0.1 million and $0.0 million, respectively, and $0.6 million and $0.5 million for the corresponding periods of 2002.

        During the first quarter of 2002, the Company determined that its ninety-five percent ownership interest in TerraPoint, LLC (“TerraPoint”) did not fit its long-term strategy. As a result of this determination the Company reclassified the assets of TerraPoint, consisting of $11.5 million of accounts receivable and fixed assets, as assets held for sale and restated the condensed consolidated statements of income to reflect the results of the operations of TerraPoint as a discontinued operation. In the second quarter of 2002, the Company completed the sale of its interest in TerraPoint, which resulted in a loss of $8.1 million ($5.3 million after tax). TerraPoint was part of the Company’s Real Estate Information Services segment. Revenues for TerraPoint for the first half and second quarter of 2002 were $3.0 million and $0.7 million, respectively. Pretax losses from operations for the first half and second quarter of 2002 were $1.2 million and $1.2 million, respectively.

Note D — Consolidated Statements of Retained Earnings

        The following table sets forth retained earnings for the periods indicated:

	Six months ended June 30,
	2003	2002

Balance at beginning of year	$70.8	$80.1
Net income	203.2	28.7
Dividends to parent	(245.0)	(63.3)

Balance at end of period	$29.0	$45.5

Note E — Comprehensive Income

        The components of comprehensive income were as follows:

	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
Net income	$203.2	$28.7	$110.1	$34.2
Other comprehensive income (loss):
Change in net unrealized gains from investments marked to
fair value (net of tax)	0.6	(6.1)	2.8	(2.8)
Foreign currency translation adjustments	14.1	25.7	15.9	33.6
Change in unrealized gains from derivatives marked to
fair value (net of tax)	0.4	(0.4)	0.1	(0.8)

Comprehensive income	$218.3	$47.9	$128.9	$64.2

Note F — Subsequent Event

        On August 5, 2003 the Company, along with AEGON U.S. Corporation, entered into an agreement with General Electric Capital Corporation, a subsidiary of the General Electric Company, to sell the majority of the businesses that make up its Commercial Lending segment. The assets to be sold consist primarily of a portfolio of $8.4 billion of net finance receivables, including $2.5 billion of securitized distribution finance receivables, from the segment’s four primary businesses: distribution finance, equipment financial services, business capital and specialty finance. In addition to the assets purchased, approximately $1 billion of liabilities, consisting of primarily of third party debt and accounts payable and other liabilities, will be assumed. Additionally, $0.3 billion of aircraft related assets, consisting of net finance receivables and equipment held for lease, are excluded from the sale. The Company intends to use the majority of the proceeds from the sale, approximately $5 billion, to retire debt, including $2.6 billion owed to AEGON. The sale, subject to regulatory approval and the amendment or waiver of certain indenture provisions relating to the Company’s outstanding public debt securities, as well as other customary closing conditions, is expected to close before year end 2003. AEGON N.V. intends to offer its guarantees as consideration in connection with the solicitation of consents and waivers from the required percentage of the Company’s public debt securties holders to effect the requisite amendments or waivers. Upon completion of the contemplated sale, the Company’s remaining businesses will consist primarily of the intermodal leasing and real estate information services operations. The sale is consistent with AEGON’s strategy to focus on its core business of life insurance, pensions and related investment products.

Item 2.  Management's Narrative Analysis of Results of Operations.

        On August 5, 2003, as discussed in Note F of Notes to Condensed Consolidated Financial Statements, the Company, along with AEGON U.S. Corporation, entered into an agreement with General Electric Capital Corporation, a subsidiary of the General Electric Company, to sell the majority of the businesses that make up its Commercial Lending segment. The Company intends to use the majority of the proceeds from the sale, approximately $5 billion, to retire debt, including $2.6 billion of debt owed to AEGON.

        The following tables set forth revenues and income (loss) by business segment for the periods indicated:

	Six months ended June 30,
	Revenues		Income (loss)
	2003	2002	2003	2002
Commercial lending	$380.8	$399.4	$135.7	$66.6
Intermodal leasing	208.0	202.4	8.1	(0.9)
Real estate information services	191.7	118.2	72.4	16.4
Other(1)	(1.1)	(1.4)	(6.2)	(2.9)

	$779.4	$718.6	210.0	79.2

Losses from discontinued operations (net of tax)			(6.8)	(7.1)
Cumulative effect of accounting change (net of tax)			—	(43.4)

Net income			$203.2	$28.7

	Three months ended June 30,
	Revenues		Income (loss)
	2003	2002	2003	2002
Commercial lending	$201.4	$197.9	$65.6	$30.3
Intermodal leasing	103.6	104.5	2.5	(2.1)
Real estate information services	122.9	58.0	54.5	9.3
Other(1)	(1.7)	(0.8)	(5.7)	(2.0)

	$426.2	$359.6	116.9	35.5

Losses from discontinued operations (net of tax)			(6.8)	(1.3)

Net income			$110.1	$34.2

_________________

(1) Unallocated items including intercompany eliminations.

Commercial Lending

        Income from continuing operations for the first half and second quarter of 2003 increased $69.1 million (104%) and $35.3 million (117%), respectively, from the comparable periods of 2002. Operating results for the first half of 2003 included a federal tax benefit of $13.8 million resulting from a cash dividend paid from a foreign subsidiary. The tax benefit was a recapture of previously paid federal taxes on foreign earnings. Also included in the first half of 2003 results was a reversal of $7.3 million in federal tax reserves relating to anticipated federal taxes on the repatriation of foreign earnings. These reserves were no longer necessary as a result of the payment of the cash dividend discussed in the preceding sentence. Results for the first half and second quarter of 2003 included a gain of $12.7 million ($7.9 million after tax) resulting from a partial reversal of the allowance for losses on securitized distribution finance receivables. The reversal was due to a change in the general reserve percentage for these securitized receivables. Excluding the above items, commercial lending income from continuing operations for the first half and second quarter of 2003 increased $40.1 million (60%) and $27.4 million (90%), respectively, from the corresponding periods of 2002. The increase was primarily attributable to higher margins due to lower funding costs and a lower provision for losses on receivables.

        Revenues for the first half and second quarter of 2003 decreased $18.6 million (5%) and increased $3.5 million (2%), respectively, from the first half and second quarter of 2002. Excluding the gain on the sale of securitized finance receivables, revenues decreased $31.3 million (8%) and $9.2 million (5%) for the first half and second quarter of 2003 from the comparable periods of 2002. The decreases were principally a result of lower average net finance receivables outstanding along with a lower average portfolio yield attributable to lower interest rates and the sale and liquidation of net finance receivables in assets held for sale. These decreases were partially offset by increases in certain other revenues.

        Interest expense for the first half and second quarter of 2003 decreased $38.6 million (37%) and $17.7 million (35%), respectively, from the comparable 2002 periods, primarily due to lower borrowing rates. Operating expenses for the first half and second quarter of 2003 remained level with the corresponding periods of 2002. The provision for losses on receivables for the first half and second quarter of 2003 decreased $48.6 million (95%) and $30.5 million (105%), respectively, from the comparable periods of 2002, principally as a result of lower credit losses, improved portfolio quality and lower net finance receivables outstanding. Annualized net credit losses as a percentage of average net finance receivables outstanding were 0.61% and 0.83% for the first half and second quarter of 2003 compared with 1.22% and 1.14% for the first half and second quarter of 2002.

        Net finance receivables outstanding at June 30, 2003 decreased $181.5 million (3%) from December 31, 2002. Management has established an allowance for losses on net finance receivables of $164.7 million (2.74% of net finance receivables outstanding) at June 30, 2003, compared with $181.3 million (2.93% of net finance receivables outstanding) at December 31, 2002.

        Delinquent finance receivables are defined as the installment balance for inventory finance and asset-based finance receivables more than sixty days past due and the receivable balance for all other finance receivables over sixty days past due. At June 30, 2003, delinquent finance receivables were $57.1 million (0.87% of finance receivables outstanding) compared with $90.2 million (1.34% of finance receivables outstanding) at December 31, 2002.

        Non-earning finance receivables are defined as balances from borrowers that are more than ninety days delinquent for non-credit card finance receivables or at such time as full collectibility becomes doubtful. Non-earning finance receivables on revolving credit card accounts are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. At June 30, 2003, non-earning finance receivables were $207.4 million (3.18% of finance receivables outstanding) compared with $208.5 million (3.09% of finance receivables outstanding) at December 31, 2002.

        Assets held for sale at June 30, 2003 totaled $38.2 million, net of a $35.8 million valuation allowance, and primarily consisted of net finance receivables from the consumer mortgage, small business administration loan, and truck financing businesses and other repossessed assets. Assets held for sale at December 31, 2002 totaled $84.8 million, net of a $22.6 million valuation allowance. Of the net finance receivables held for sale at June 30, 2003, $13.5 million were delinquent and $16.8 million were non-earning. At December 31, 2002, delinquent and non-earning net finance receivables held for sale were $21.6 million and $23.4 million, respectively.

Intermodal Leasing

        Income from continuing operations for the first half and second quarter of 2003 was $8.1 million and $2.5 million, respectively, compared with losses of $0.9 million and $2.1 million, respectively, for the first half and second quarter of 2002. Operating results for the first half of 2002 included a $6.6 million net tax benefit associated with a structured financing of certain European trailer equipment. Excluding this item, income from continuing operations for the first half and second quarter of 2003 improved $15.6 million and $4.6 million, respectively, primarily due to the factors discussed below.

        Revenues for the first half of 2003 increased $5.6 million (3%) compared with the first half of 2002 while revenues for the second quarter of 2003 remained relatively unchanged from the corresponding period of 2002. The increase was primarily due to higher European trailer revenues resulting from a weaker dollar foreign exchange rate and an increase in the number of maritime containers on-hire partially offset by a decline in per diem rates for maritime containers and European trailers.

        Expenses for the first half and second quarter of 2003 decreased $15.9 million (7%) and $7.9 million (7%), respectively, from the corresponding periods of 2002. The decreases were primarily attributable to lower storage and positioning costs related to increased utilization of maritime containers and lower ownership costs resulting from a smaller maritime container fleet. These decreases were partially offset by higher European trailer expenses resulting from a weaker dollar foreign exchange rate.

        Maritime container utilization averaged 86% and 87% for the first half and second quarter of 2003, respectively, and 76% and 78% for the first half and second quarter of 2002, respectively. European trailer utilization was 88% and 89% for the first half and second quarter of 2003, respectively, and 88% for both the first half and second quarter of 2002.

Real Estate Information Services

        Income from continuing operations for the first half and second quarter of 2003 was $72.4 million and $54.5 million, respectively, compared with $16.4 million and $9.3 million, respectively, for the first half and second quarter of 2002. Operating results for the first half and second quarter of 2003 included the recognition of $56.9 million ($34.7 million after tax) of previously deferred revenue related to the expiration of the operation’s contract with its second largest customer. Second quarter results also included a gain of $6.0 million ($3.6 million after tax) from the settlement of a contract dispute. Excluding these items, income from continuing operations for the first half and second quarter of 2003 increased $17.7 million and $6.9 million from the comparable periods of 2002.

        Revenues for the first half and second quarter of 2003 increased $73.5 million (62%) and $64.9 million (112%), respectively, from the comparable periods of 2002. Excluding the impact of the recognition of the deferred revenue item described above, revenues for the first half and second quarter of 2003 increased $16.6 million (14%) and $8.0 million (14%), respectively, from the comparable 2002 periods. The increases were primarily due to higher mortgage refinancing activity, which led to increased property tax payment and reporting and flood certification fees.

        Expenses for the first half and second quarter of 2003 decreased $15.7 million (17%) and $9.3 million (22%), respectively, from the corresponding periods of 2002. Excluding the gain from the settlement of the contract dispute, operating expenses for the first half and second quarter of 2003 decreased $9.7 million (11%) and $3.3 million (8%), respectively, from the corresponding 2002 periods. The decreases were primarily the result of cost control and quality improvement initiatives.

Other

        Losses for the first half and second quarter of 2003 were $6.2 million and $5.7 million, respectively, compared with losses of $2.9 million and $2.0 million, respectively, for the corresponding periods of 2002. Results for the first half and second quarter of 2003 included after tax charges of $2.6 million and $2.8 million, respectively, relating to the fair value adjustment to debt derivatives that did not qualify as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”). This compares with a gain of $0.5 million after tax and a loss of $1.0 million after tax, respectively, for the corresponding periods of 2002.

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

        The notional amounts of the Company’s debt derivative financial instruments were $0.7 billion at both June 30, 2003 and December 31, 2002. Of these derivatives, $0.5 billion at both June 30, 2003 and December 31, 2002 qualified under FAS No. 133 for hedge accounting treatment. The hedging relationships of the Company’s fair value and cash flow hedges qualified under FAS No. 133 for the “short cut method” and therefore no ineffective cash flow gains or losses were recognized.

        The fair value of the Company’s hedges at June 30, 2003 consisted of gross obligations to counterparties of $5.5 million and gross benefits of $11.1 million, resulting in a net benefit of $5.6 million. The fair value of the Company’s hedges at December 31, 2002 consisted of gross obligations to counterparties of $20.1 million and gross benefits of $11.8 million, resulting in a net obligation of $8.3 million.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.1	Amendment No. 6, dated as of June 20, 2003, to that certain GUARANTEE, by AEGON N.V., a Netherlands based corporation, dated as of August 1, 2000, of all United States Commercial Paper Notes issued by Transamerica Finance Corporation from July 1, 2003 until December 31, 2003.

10.2	GUARANTEE, by AEGON N.V., a Netherlands based corporation, dated as of June 20, 2003, of all Canadian Commercial Paper Notes issued by Transamerica Finance Corporation from August 1, 2000 until December 31, 2003.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications.

31.2	Certifications.

32	Certification of Quarterly Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

         On August 5, 2003, the Company's indirect parent, AEGON, N.V., announced the sale of most of the Company's Commercial Lending business to GE Commercial Finance.

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

Date: August 8, 2003 13