Form 10-Q
period 2003-09-30
TRANSAMERICA FINANCE CORP
filed 2003-11-07
CIK 99193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

Commission File Number 1-6798

___________________________________

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
Yes   ☒    No    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   ☐    No    ☒

        Number of shares of Common Stock, $10 par value, outstanding as of close of business on November 6, 2003: 1,464,285.

        The registrant meets the conditions set forth in General Instruction H(1)(a)(b) and (c) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSAMERICA FINANCE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions)

	September 30, 2003	December 31, 2002
		(Restated – Note C)
ASSETS
Cash and cash equivalents	$8.5	$38.2
Finance receivables	523.4	613.8
Less unearned finance charges	119.3	148.5

Net finance receivables	404.1	465.3
Less allowance for losses	57.9	64.5

	346.2	400.8
Property and equipment (net of accumulated depreciation of
$1,340.0 for 2003 and $1,279.7 for 2002):
Land, buildings and equipment	2.5	8.7
Equipment held for lease	1,531.5	1,586.4
Investments (cost of $4.4 for 2003 and $4.9 for 2002)	4.5	6.4
Assets held for sale	43.9	53.5
Assets of discontinued operations	6,305.3	6,466.5
Other assets	263.5	296.2

	$8,505.9	$8,856.7

LIABILITIES AND STOCKHOLDER'S EQUITY
Debt:
Unsubordinated	$2,942.3	$3,294.9
Subordinated	18.5	53.5
Due to AEGON	2,406.0	2,468.8

Total debt	5,366.8	5,817.2
Accounts payable and other liabilities	258.0	266.9
Income taxes payable	490.6	393.5
Liabilities of discontinued operations	1,322.9	1,234.6
Stockholder's equity:
Preferred stock—authorized, 250,000 shares without par value; none issued	—	—
Common stock—authorized, 2,500,000 shares of $10 par value; issued and outstanding, 1,464,285 shares	14.6	14.6
Additional paid-in capital	1,023.5	1,061.8
Retained earnings	9.7	70.8
Accumulated other comprehensive income (loss)	19.8	(2.7)

Total stockholder's equity	1,067.6	1,144.5

	$8,505.9	$8,856.7

See notes to condensed consolidated financial statements

TRANSAMERICA FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in millions)

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002
		(Restated – Note C		(Restated – Note C
REVENUES
Finance charges	$17.3	$20.5	$5.9	$6.8
Leasing revenues	306.6	303.5	101.6	103.1
Other revenues	17.2	40.6	5.4	10.9

Total revenues	341.1	364.6	112.9	120.8

EXPENSES
Interest and debt expense	43.2	71.8	6.5	29.9
Depreciation on equipment held for lease	146.9	152.4	48.9	50.4
Salaries and other operating expenses	171.4	188.7	58.2	68.7
Provision for losses on receivables	(3.1)	3.0	(2.3)	0.6

Total expenses	358.4	415.9	111.3	149.6
Income (loss) from continuing operations before income taxes	(17.3)	(51.3)	1.6	(28.8)
Income taxes	(15.3)	(27.5)	0.8	(11.7)

Income (loss) from continuing operations	(2.0)	(23.8)	0.8	(17.1)
Income from discontinued operations (net of income tax expense of
$121.9 and $38.8 for 2003, and $67.9 and $23.1 for 2002)	278.6	119.5	72.6	40.7

Income before cumulative effect of accounting change	276.6	95.7	73.4	23.6
Cumulative effect of accounting change (net of income tax benefit
of $1.5 in 2003 and $2.6 in 2002)	(2.7)	(43.4)	(2.7)	—

Net income	$273.9	$52.3	$70.7	$23.6

See notes to condensed consolidated financial statements

TRANSAMERICA FINANCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in millions)

	Nine months ended September 30,
	2003	2002
		(Restated – Note C)
OPERATING ACTIVITIES
Net income	$273.9	$52.3
Adjustments to reconcile net income to net cash provided
by operating activities:
Cumulative effect of accounting change	2.7	43.4
Depreciation and amortization	155.6	186.0
Provision for losses on receivables	(3.1)	3.0
Change in accounts payable and other liabilities	102.4	43.0
Change in income taxes payable	95.7	25.1
Provision for losses on receivables of discontinued operations	(1.9)	69.9
Other	139.1	159.8

Net cash provided by operating activities	764.4	582.5

INVESTING ACTIVITIES
Finance receivables originated and purchased	(18,966.7)	(18,664.9)
Finance receivables collected and sold	19,061.7	19,481.5
Purchases of property and equipment	(107.8)	(66.7)
Sales of property and equipment	13.8	34.5
Proceeds from sales of assets held for sale	66.5	302.1
Other	8.2	(62.0)

Net cash provided by investing activities	75.7	1,024.5

FINANCING ACTIVITIES
Proceeds from non-affiliate debt financing	5,072.9	5,619.1
Repayments of non-affiliate debt	(5,520.5)	(7,654.0)
Proceeds from debt financing with AEGON	175.0	1,090.0
Repayments of debt to AEGON	(246.3)	(350.0)
Capital contributions from parent	5.3	—
Dividends to parent	(320.0)	(63.3)
Return of capital to parent	(38.2)	(273.6)

Net cash used in financing activities	(871.8)	(1,631.8)

Decrease in cash and cash equivalents	(31.7)	(24.8)
Cash and cash equivalents at beginning of year(1)	65.1	56.2

Cash and cash equivalents at end of period(1)	$33.4	$31.4

See notes to condensed consolidated financial statements

_________________
(1)     Cash and cash equivalents include cash and cash equivalent balances classified as assets of discontinued operations.

TRANSAMERICA FINANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Transamerica Finance Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes set forth in the Company’s Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the 2003 classifications.

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

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”), an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires the consolidation of variable interest entities by the enterprise that is the primary beneficiary of the variable interest entity (“VIE”). The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns as a result of ownership, contractual or other financial interests in the entity. Prior to FIN No. 46, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity. FIN No. 46 applies in the first interim period beginning after December 15, 2003 to variable interest entities acquired before February 1, 2003.

        The Company leases one of its facilities from an unconsolidated VIE under an operating lease, which expires in September 2005, but can be renewed through September 2010. A third party has invested capital at risk of 3% of the assets of the VIE with the remainder being financed through a debt obligation. In prior reporting periods, the Company did not consolidate the VIE in its financial statements and accounted for the arrangement as an operating lease. The Company elected to adopt FIN No. 46 as of July 1, 2003. The Company believes that under FIN No. 46 it is deemed to be the primary beneficiary of the VIE and accordingly has consolidated the VIE in its financial statements. As a result of the adoption of FIN No. 46, the Company’s property and equipment increased $31.3 million, net of accumulated depreciation of $4.2 million, and debt and minority interest increased $34.4 million and $1.1 million, respectively. The cumulative effect on net income was a charge of $2.7 million after tax.

Note C — Discontinued Operations

        The operations of all of the businesses discussed in this Note C meet the criteria for a component of an entity under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS No. 144”). In accordance with this statement, the condensed consolidated statements of income have been restated to reflect the results of the operations of these businesses as income (loss) from discontinued operations and the assets and liabilities of these businesses have been reclassified in the condensed consolidated balance sheets as assets and liabilities of discontinued operations.

        During the third quarter of 2003, the Company announced that it had entered into an agreement with General Electric Capital Corporation to sell most of its Commercial Lending segment (the “Pending Sale”). At September 30, 2003, the Commercial Lending businesses to be sold primarily consisted of a portfolio of $8.3 billion of net finance receivables, including $2.7 billion of securitized finance receivables, and $0.7 billion of other assets, including goodwill and other intangible assets. In addition to the assets to be sold, $1.1 billion of liabilities, primarily consisting of accounts payable and other liabilities and third party debt, will be assumed. The Company intends to use most of the proceeds from the Pending Sale to retire certain debt, including debt owed to AEGON. The Pending Sale is subject to the receipt of regulatory approvals and the amendment or waiver of certain provisions of the Company’s outstanding debt securities, as well as other customary closing conditions. AEGON N.V. intends to offer to guarantee the Company’s public debt securities with respect to which the aforementioned amendments and waivers are sought. The Pending Sale is expected to close during the fourth quarter of 2003.

        Also during the third quarter of 2003, the Company announced its intent to sell its flood hazard certification and real estate tax services businesses to The First American Corporation. At September 30, 2003, the Real Estate Information Services businesses to be sold primarily consisted of $78 million of accounts receivable, fixed assets and other assets. In addition to the assets to be sold, approximately $272 million of deferred revenues, $116 million of net deferred tax assets and $25 million of accounts payable and other liabilities will be assumed. These businesses substantially comprised all of the Real Estate Information Services segment. See Note F for a discussion of a subsequent event relating to this transaction. The segment’s remaining asset is its $22.5 million investment in First American Real Estate Solutions, L.P. In connection with this transaction, the Company has determined that this investment no longer fits its long-term strategy. The Company expects to dispose of this investment during the first half of 2004.

        These announced transactions with General Electric Capital Corporation and The First American Corporation are consistent with AEGON’s strategy to focus on its core business of life insurance, pensions and related investment products.

        During the third quarter of 2003, the Company completed the sale of its ownership interest in FACTA, LLP (“FACTA”), a domestic owner/operator truck financing business, which resulted in a loss totaling $9.3 million ($6.1 million after tax). During the second quarter of 2003, the Company estimated and provided $9.5 million ($6.2 million after tax) in anticipation of this loss. The assets sold primarily consisted of $20.5 million of net finance receivables and other assets. FACTA was part of the Company’s Commercial Lending segment. The decision to sell the Company’s interest in FACTA was based on the business’ operating performance and the emergence of interested buyers.

        During the second quarter of 2003, the Company completed the sale of its seventy percent ownership interest in Transamerica Apple Distribution Finance Limited (“TADFL”), a joint venture in Asia, which resulted in a loss totaling $3.1 million ($2.1 million after tax). During 2002, the Company estimated and provided $3.4 million ($2.2 million after tax) in anticipation of this loss. The decrease in the actual loss from the initial estimate was primarily due to changes in the dollar-rupee foreign exchange rate. The assets sold and liabilities assumed primarily consisted of $40.6 million of net finance receivables and other assets and $30.0 million of debt and other liabilities. TADFL was part of the Company’s Commercial Lending segment and no longer fit the Company’s long-term strategy.

        During the second quarter of 2002, the Company completed the sale of its ninety-five percent ownership interest in TerraPoint, LLC (“TerraPoint”), which resulted in a loss totaling $8.1 million ($5.3 million after tax). The assets sold consisted of $11.5 million of fixed assets and accounts receivable. TerraPoint was part of the Company’s Real Estate Information Services segment and no longer fit the Company’s long-term strategy.

        The following tables set forth revenues and pretax income (loss) for each of the businesses reclassified as discontinued operations for the periods indicated:

	Nine months ended September 30,
	Revenues		Pretax income (loss)
	2003	2002	2003	2002
Commercial lending (CL)	$528.1	$529.7	$275.0	$158.9
Real estate information services (REIS)	250.4	177.6	134.8	42.6
FACTA	1.8	0.9	(0.5)	(6.3)
TADFL	—	5.2	0.2	1.1
TerraPoint	—	3.0	—	(0.8)

	$780.3	$716.4	$409.5	$195.5

	Three months ended September 30,
	Revenues		Pretax income (loss)
	2003	2002	2003	2002
CL	$167.5	$171.5	$90.5	$49.9
REIS	59.8	61.1	19.7	17.2
FACTA	(0.2)	0.9	0.7	(4.1)
TADFL	—	1.8	—	0.5
TerraPoint	—	—	—	0.3

	$227.1	$235.3	$110.9	$63.8

        The following tables set forth the assets and liabilities of discontinued operations for the periods indicated:

	September 30, 2003
	CL	REIS
ASSETS
Cash and cash equivalents	$22.8	$2.1
Finance receivables (net of unearned finance charges)	5,604.5	—
Less allowance for losses	89.5	—

	5,515.0	—
Property and equipment (net of accumulated depreciation) .	79.7	12.2
Goodwill	262.1	1.4
Other intangible assets	90.6	0.3
Other assets	257.0	62.1

	$6,227.2	$78.1

LIABILITIES
Unsubordinated debt	$264.1	$—
Deferred real estate service revenues	—	271.9
Accounts payable and other liabilities	753.7	25.3
Income taxes payable	124.3	(116.4)

	$1,142.1	$180.8

	December 31, 2002
	CL	REIS	FACTA	TADFL
ASSETS
Cash and cash equivalents	$20.0	$6.7	$0.2	$—
Finance receivables (net of unearned finance charges)	5,692.9	—	29.5	45.8
Less allowance for losses	113.0	—	3.9	0.2

	5,579.9	—	25.6	45.6
Property and equipment (net of accumulated depreciation)	54.6	22.3	—	—
Goodwill	260.7	1.4	—	—
Other intangible assets	97.9	0.3	—	—
Other assets	279.3	67.6	3.8	0.6

	$6,292.4	$98.3	$29.6	$46.2

LIABILITIES
Unsubordinated debt	$258.8	$—	$—	$24.0
Deferred real estate service revenues	—	298.9	—	—
Accounts payable and other liabilities	572.8	58.3	1.0	12.4
Income taxes payable	114.5	(105.2)	—	(0.9)

	$946.1	$252.0	$39.7	$35.5

Note D — Consolidated Statements of Retained Earnings

        The following table sets forth retained earnings for the periods indicated:

	Nine months ended September 30,
	2003	2002
Balance at beginning of year	$70.8	$80.1
Net income	273.9	52.3
Dividends to parent	(335.0)	(63.3)

Balance at end of period	$9.7	$69.1

Note E — Comprehensive Income

        The components of comprehensive income were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002
Net income	$273.9	$52.3	$70.7	$23.6
Other comprehensive income (loss):
Change in net unrealized gains from investments marked to fair value (net of tax)	1.7	(7.4)	1.1	(1.3)
Foreign currency translation adjustments	20.0	29.4	5.9	3.7
Change in unrealized gains from derivatives marked to fair value (net of tax)	0.8	(1.4)	0.4	(1.0)

Comprehensive income	$296.4	$72.9	$78.1	$25.0

Note F — Subsequent Events

        Pursuant to a purchase agreement dated as of October 1, 2003, the Company sold its property tax payment and reporting and flood hazard certification businesses (the “Businesses”) to First American Real Estate Solutions LLC for $400.0 million in cash. The Businesses substantially comprised all of the Company’s Real Estate Information Services segment. All of the proceeds from the transaction were used to pay a dividend to Transamerica Corporation. As a result of the sale, the Company’s fourth-quarter results will include an after-tax gain of approximately $371 million.

Item 2. Management’s Narrative Analysis of Results of Operations.

        As discussed in Note C of the Notes to Condensed Consolidated Financial Statements, on August 5, 2003 the Company announced that it had entered into an agreement with General Electric Capital Corporation to sell most of the businesses that make up its Commercial Lending segment (the “Pending Sale”). At September 30, 2003, the assets to be sold primarily consisted of a portfolio of $8.3 billion of net finance receivables, including $2.7 billion of securitized finance receivables, and $ 0.7 billion of other assets, including goodwill and other intangible assets. In addition to the assets purchased, $1.1 billion of liabilities, primarily consisting of accounts payable and other liabilities and third party debt, will be assumed. As a result of the decision to sell these businesses, the related assets and liabilities have been reclassified as assets and liabilities of discontinued operations and the results of the operations have been reclassified as discontinued operations. Excluded from the sale are $0.5 billion of assets, consisting of $0.4 billion of aircraft related net finance receivables and equipment held for lease and $0.1 billion of other net finance receivables, assets held for sale and other assets.

        As discussed in Note F of the Notes to Condensed Consolidated Financial Statements, on October 1, 2003 the Company sold its property tax payment and reporting and flood hazard certification businesses (the “Businesses”) to First American Real Estate Solutions, LLC for $400.0 million in cash. These Businesses substantially comprised all of the Company’s Real Estate Information Services segment. As a result of the sale, the Company’s fourth-quarter results will include an after-tax gain of approximately $371 million.

        As a result of the sale of the Businesses and upon completion of the Pending Sale, the Company’s remaining operations will primarily consist of intermodal leasing and aircraft financing. The following discussion relates to the results of the businesses to be retained.

        The following tables set forth revenues and income (loss) by business segment for the periods indicated:

	Nine months ended September 30,
	Revenues		Income (loss)
	2003	2002	2003	2002
Commercial lending	$29.6	$55.8	$(8.5)	$(8.7)
Intermodal leasing	311.4	308.0	8.2	(3.1)
Other(1)	0.1	0.8	(1.7)	(12.0)

	$341.1	$364.6	(2.0)	(23.8)

Income from discontinued operations (net of tax)			278.6	119.5
Cumulative effect of accounting change (net of tax)			(2.7)	(43.4)

Net income			$273.9	$52.3

	Three months ended September 30,
	Revenues		Income (loss)
	2003	2002	2003	2002
Commercial lending	$9.4	$14.6	$(2.7)	$(4.0)
Intermodal leasing	103.4	105.6	0.1	(2.2)
Other(1)	0.1	0.6	3.4	(10.9)

	$112.9	$120.8	0.8	(17.1)

Income from discontinued operations (net of tax)			72.6	40.7
Cumulative effect of accounting change (net of tax)			(2.7)	—

Net income			$70.7	$23.6

_________________
(1)   Unallocated items including intercompany eliminations.

Commercial Lending

        Losses from continuing operations for the nine months and third quarter of 2003 decreased $0.2 million (2%) and $1.3 million (33%), respectively, from the comparable periods of 2002.

        Revenues for the nine months and third quarter 2003 decreased $26.2 million (47%) and $5.2 million (36%) from the corresponding periods of 2002. The decreases were principally a result of a decline in average net receivables outstanding and the sale and liquidation of finance receivables in assets held for sale during 2002.

        Expenses for the nine months and third quarter of 2003 declined $23.1 million (34%) and $6.7 million (33%) from the comparable periods of 2002 primarily due to lower interest expense resulting from lower borrowing rates and lower average debt levels related to the decline in average net receivables outstanding including those in assets held for sale. Operating expenses also declined due to lower costs associated with the liquidating receivables and assets held for sale related to the declines in those assets. Lower expenses for the nine months of 2003 were partially offset by impairment provisions of $6.7 million for certain aircraft held for lease that were repossessed and reclassified as assets held for sale and $8.9 million for the small business administration loan assets already classified as assets held for sale. Results for the first nine months of 2002 included $4.8 million in impairment provisions related to the small business administration loan assets. Lower expenses for the third quarter of 2003 were partially offset by $4.3 million of impairment provisions for the previously discussed aircraft.

        Net finance receivables outstanding at September 30, 2003 decreased $61.2 million (13%) from December 31, 2002. Of this decrease, $23.8 million was due to the restructuring of an aircraft finance receivable into two operating leases that resulted in a charge-off of $2.2 million against the Company’s $46.8 million aircraft reserve that was established during the fourth quarter of 2002. During 2003, the Company has recorded additional aircraft related charge-offs against this reserve totaling $1.8 million. Management has established an allowance for losses on net finance receivables of $57.9 million (14.31% of net finance receivables outstanding) at September 30, 2003 compared with $64.5 million (13.84% of net finance receivables outstanding) at December 31, 2002.

        Delinquent finance receivables are defined as the installment balance for inventory finance and asset-based finance receivables over sixty days past due and the receivable balance for all other receivables over sixty days past due. At September 30, 2003, delinquent finance receivables of the retained businesses were $4.6 million (0.87% of finance receivables outstanding) compared with $23.9 million (3.89% of finance receivables outstanding) at December 31, 2002. The decline in delinquent receivables was primarily due to the aircraft related restructuring discussed in the previous paragraph.

        Non-earning finance receivables are defined as balances from borrowers that are more than ninety days delinquent for non-credit card finance receivables or at any time that full collectibility of such receivables becomes doubtful. Non-earning finance receivables on revolving credit card accounts are defined as balances from borrowers in bankruptcy and accounts for which full collectibility is doubtful. At September 30, 2003, non-earning finance receivables of the retained businesses were $48.0 million (9.18% of finance receivables outstanding) compared with $46.6 million (7.60% of finance receivables outstanding) at December 31, 2002.

        Assets held for sale at September 30, 2003 totaled $28.5 million, net of a $22.5 million valuation allowance, and primarily consisted of net finance receivables from the consumer mortgage and small business administration loan businesses and other repossessed assets. Assets held for sale at December 31, 2002 totaled $79.0 million, net of a $22.3 million valuation allowance, and primarily consisted of net finance receivables from the consumer mortgage and small business administration loan businesses and other repossessed assets. Of the receivables held for sale at September 30, 2003, $8.3 million were delinquent and $13.0 million were non-earning. At December 31, 2002, delinquent and non-earning net finance receivables held for sale were $21.6 million and $23.4 million, respectively.

Intermodal Leasing

        Income from continuing operations for the nine months and third quarter of 2003 was $8.2 million and $0.1 million, respectively, compared with losses of $3.1 million and $2.2 million for the corresponding periods of 2002. Operating results for the first nine months of 2002 included a $6.6 million net tax benefit associated with a structured financing of certain European trailer equipment. Excluding this item, income for the nine months and third quarter of 2003 improved by $17.9 million and $2.3 million, respectively, primarily due to the factors discussed below.

        Revenues for the nine months of 2003 increased $3.4 million (1%) compared to the first nine months of 2002, while revenues for the third quarter of 2003 decreased $2.2 million (1%) from the corresponding period of 2002. The increase for the nine months of 2003 was primarily due to higher European trailer revenues resulting from a weaker dollar foreign exchange rate. The decrease for the third quarter of 2003 was principally due to a decline in per diem rates for maritime containers, partially offset by an increase in the number of maritime containers on hire.

        Expenses for the nine months and third quarter of 2003 decreased $23.8 million (7%) and $7.9 million (7%), respectively, from the corresponding periods of 2002. The decreases were primarily attributable to lower storage and positioning costs related to increased utilization of maritime containers and lower ownership costs resulting from a smaller maritime container fleet. In addition, valuation provisions were recorded on certain European trailers in 2002 that were not required in 2003. These decreases were partially offset by higher European trailer expenses resulting from a weaker dollar foreign exchange rate.

        Maritime container utilization averaged 87% for both the nine months and third quarter of 2003, respectively, and 78% and 81% for the first nine months and third quarter of 2002, respectively. European trailer utilization was 88% for the first nine months and third quarters of both 2003 and 2002.

Other

        Losses for the nine months of 2003 were $1.7 million compared with losses of $12.0 million for the comparable period of 2002. Income for the third quarter of 2003 was $3.4 million compared with losses of $10.9 million for the third quarter of 2002. Results for the first nine months and third quarter of 2002 included a $3.3 million after tax charge relating to a tentative settlement of litigation in connection with a former business of the Company that was disposed of during 1999. Results for these periods also included after tax charges of $4.9 million and $5.4 million, respectively, relating to changes in the fair value of the Company’s only debt derivative that did not qualify as a hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”). This compares with after tax gains related to changes in the fair value of this derivative of $3.3 million and $5.9 million, respectively, for the corresponding periods of 2003. During the third quarter of 2003, the Company paid $6.5 million to terminate this derivative.

Derivatives

        The Company uses derivative financial instruments to hedge some of its interest rate and foreign currency exchange rate risk. The Company primarily uses interest rate exchange agreements to hedge the interest rate risk of its outstanding indebtedness. The interest rate exchange agreements are intended to help the Company more closely match the cash flow received from its assets to the payments on its liabilities, and generally provide that one party pays interest at a floating rate in relation to movements in an underlying index while the other party pays interest at a fixed rate. The Company primarily uses foreign currency forward exchange agreements to hedge the risks associated with the funding of certain of its foreign operations. Under these agreements, the Company agrees to sell to other contracting parties a specified amount of foreign currency for a specified amount of dollars at a future date. Derivatives are used only for the purpose of hedging such risks, not for speculation.

        The notional amounts of the Company’s debt derivative financial instruments were $0.6 billion at September 30, 2003 and $0.7 billion at December 31, 2002. Of these derivatives, $0.6 billion at September 30, 2003 and $0.5 billion at December 31, 2002 qualified under FAS No. 133 for hedge accounting treatment. The hedging relationships of the Company’s fair value and cash flow hedges qualified under FAS No. 133 for the “short cut method” and therefore no ineffective cash flow gains or losses were recognized.

        The fair value of the Company’s hedges at September 30, 2003 consisted of gross obligations to counterparties of $9.1 million and gross benefits of $5.9 million, resulting in a net obligation of $3.2 million. The fair value of the Company’s hedges at December 31, 2002 consisted of gross obligations to counterparties of $20.1 million and gross benefits of $11.8 million, resulting in a net obligation of $8.3 million.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        The statements contained in this report, which are not historical facts, are forward-looking statements. When included in this report, the words “expects”, “intends”, “anticipates”, “estimates”, and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others:

•	general economic and business conditions
•	competition
•	changes in financial markets (credit, currency, commodities and stocks)
•	changes in foreign, political, social and economic conditions
•	regulatory initiatives and compliance with governmental regulations, judicial decisions and rulings
•	various other matters, many of which are beyond the Company’s control

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

PART II – OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)    Exhibits:

2.1	Stock and Asset Purchase Agreement dated as of August 4, 2003, among Transamerica Finance Corporation, Transamerica Commercial Finance Corporation, I, Transamerica Commercial Holdings Limited, Transamerica Leasing Inc., Transamerica GmbH, Inc., BWAC Twenty-One, Inc., AEGON U.S. Corporation and General Electric Capital Corporation.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications.

31.2	Certifications.

32	Certification of Quarterly Report Pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

        A current report on Form 8-K was filed with the Securities and Exchange Commission on August 5, 2003 with respect to a press release issued by the Company’s indirect parent, AEGON N.V., on August 5, 2003 announcing it had reached an agreement to sell most of the Company’s Commercial Lending business to GE Commercial Finance.

        A current report on Form 8-K was filed with the Securities and Exchange Commission on September 9, 2003 with respect to a press release issued by the Company on September 4, 2003 announcing its intent to sell its property tax payment and reporting and flood hazard certification businesses to The First American Corporation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA FINANCE CORPORATION (Registrant)
November 7, 2003	/s/ ROSARIO A. PERRELLI

Date	(Rosario A. Perrelli) Executive Vice President and Chief Financial Officer Principal Financial Officer
November 7, 2003	/s/ THOMAS G. BASTIAN

Date	(Thomas G. Bastian) Senior Vice President and Controller Principal Accounting Officer